Form 10KSB40
period 1998-12-31
SEDONA WORLDWIDE INC
filed 1999-04-15
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the fiscal year ended DECEMBER 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the transition period from _______________ to _______________

                         Commission File Number 0-25025
                                                -------

                          SEDONA WORLDWIDE INCORPORATED

           ARIZONA                                      86-0718104
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 3840 North 16th Street, Phoenix, Arizona 85016
        -----------------------------------------------------------------
        Registrant's telephone number, including area code (602) 263-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                                                       Name of each Exchange
        Title of Class                                  on which registered
-------------------------------                        ---------------------
Common Stock, without par value                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

        Title of Class                          Outstanding at February 28, 1999
-------------------------------                 --------------------------------
Common Stock, without par value                         4,200,000 shares

At February 28, 1999, all of the Registrant's common shares are held by affiliates.

                          SEDONA WORLDWIDE INCORPORATED

                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                         3
--------------------------------------------------------------------------------
   ITEMS 1 AND 2.  BUSINESS AND PROPERTIES                                     3

   ITEM 3.   LEGAL PROCEEDINGS                                                10

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10


PART II                                                                       11
--------------------------------------------------------------------------------
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                               11

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

   ITEM 7.  FINANCIAL STATEMENTS                                              14

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                               14


PART III                                                                      15
--------------------------------------------------------------------------------
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 15

   ITEM 10. EXECUTIVE COMPENSATION                                            17

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                    17

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    18

   ITEM 13. EXHIBITS; BALANCE SHEETS AS OF 12/31/98 AND 12/31/97;
            STATEMENTS OF OPERATIONS, SHAREHOLDERS EQUITY AND
            CASH FLOWS FOR EACH OF THE THREE YEARS ENDED 12/31/98,
            12/31/97 AND 12/31/96; AND REPORTS ON FORM 8-K                    19

                                     PART I

     This Form 10-KSB contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to generate additional sales of its products and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors described in this 10-KSB and the Form 10-SB filed with the Securities and Exchange Commission on November 4, 1998.

     SEDONA WORLDWIDE(TM) SEDONA SPA(TM) RED ROCK GEAR(TM) AND RED ROCK COLLECTION(TM) ARE TRADEMARKS AND TRADE NAMES OF THE COMPANY. CERTAIN TRADEMARKS AND TRADE NAMES INCLUDED IN THIS FORM 10-K ARE THE PROPERTY OF THIRD PARTIES AND THE USE THEREOF DOES NOT IMPLY A DIRECT OR INDIRECT ENDORSEMENT OF THE COMPANY BY SUCH THIRD PARTIES.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

     Sedona Worldwide Incorporated, an Arizona corporation ("SWW" or the "Company"), is a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX"). Following the effectiveness of a pending registration statement, ILX intends to make a distribution of all of the shares of the Company's Common Stock which ILX holds to the ILX shareholders on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders will own, in the aggregate, 80% of the Company's then outstanding capital stock. ILX is registering the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). Following the effectiveness of the Registration Statement, ILX intends to distribute an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information Statement will be distributed at or prior to the Spin-Off and will disclose certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off.

     The Company is principally engaged in the development, testing, marketing, and distribution of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the U.S. and of Sedona, Arizona in particular. In addition, the Company has recently established a marketing alliance with Robert Shields, founder of Robert Shields Design, a jewelry and art design company based in Sedona, Arizona, whereby the Company will be able to offer a line of Southwestern-style jewelry and artwork similar to Mr. Shield's existing line of products. In addition, the Company has developed a line of apparel under the brand name "Red Rock Gear." No significant sales of apparel or jewelry have occurred to date. The Company intends to introduce additional products such as natural vitamins, mineral supplements, and herbal remedy products, however, it does not currently have any arrangements in place with respect to the introduction of any such products. See "--Products" below.

     The Company's personal care products have historically been marketed primarily through direct sales at the Los Abrigados Resort & Spa, the "flagship" resort of the Company's parent corporation, ILX. In addition, these products have historically been offered as in-room amenities to guests at various ILX resorts and as promotional gifts to targeted customers of such resorts. However, commencing in 1998, the Company began to shift its focus to increasing the visibility, brand recognition and sales volume of its products through the distribution of such products through certain salon, spa and other retail outlets in California independent of ILX.

     The Company intends to market its existing and future planned products through various marketing media designed to capitalize upon the Company's upscale niche product offerings. Specifically, the Company intends to target consumers in the 35- to 65-year age group. The Company believes this demographic group presents the greatest opportunity for future growth as well as expansion of its existing customer base. Consistent with this strategy, the Company entered into an agreement with Debbie Reynolds, pursuant to which Ms. Reynolds has agreed to act as spokesperson for the Company's Sedona Spa line of products. See "- Marketing Strategy" below. In addition, the Company is exploring a variety of marketing strategies including catalog sales, internet sales, direct mail campaigns, amenities packaging, including corporate gift programs with banks, law firms and other private groups and other incentive-based distribution channels. The Company is also exploring marketing activities in direct-response television campaigns. Additionally, the Company will continue to offer its products at the ILX resorts.

     All of the Company's production and packaging activities are currently conducted by third parties through contractual arrangements in accordance with the Company's specifications. Inventory of the Company's products, distribution and customer service are handled in-house at the Company's principal offices. However, such activities may in the future also be conducted by third parties in response to increased sales volume if the Company's marketing and growth strategies are successful.

     The Company was initially incorporated in Arizona in 1992 under the name "Red Rock Collection Incorporated." In 1997, the Company changed its corporate name to Sedona Worldwide Incorporated. The Company's headquarters are located at 3840 North 16th Street, Phoenix, Arizona 85016. Its telephone number is (602) 263-9600. The Company also maintains a website at http://www.Sedonaspa.com.

INDUSTRY OVERVIEW

     Substantially all of the Company's current business consists of the sale of personal care products. The Company intends to expand its product line to initially include selling apparel and jewelry and management believes there exist other product lines that may complement these product offerings. As a result, it is currently pursuing opportunities to market natural health and other such product categories. Following is a discussion of the various market segments in which its current and potential future products compete.

     COSMETICS AND TOILETRIES MARKET. According to DRUG AND COSMETIC INDUSTRY MAGAZINE ("DCI"), June 1998 edition, the U.S. cosmetics and toiletries industry is one of the world's largest markets, with $36.4 billion in sales in 1997 and a compounded annual growth rate of 3.4%. In addition, this industry has experienced significant growth in recent years. In 1997, hair care comprised 14.5% of the market share with products sold for in-salon services and retail representing $1.8 billion at the manufacturer level up from $1.2 billion in the prior year. Sales of hair care products experienced retail sales reaching approximately $5.27 million in 1997 up from $4.8 million in 1993. Skin care products comprised 13.7% of the market with retail sales reaching almost $5.0 billion in 1997. In 1997, U.S. retail sales of skin care products reached $3.98 billion with sales for 1998 projected to be $4.18 billion, $4.37 billion in 1999, and $4.57 billion in 2000, according to Packaged Facts, a marketing research organization. A major factor contributing to this growth is the current trend of the skin care market being driven by the aging baby boom generation who are striving to keep a youthful and healthy appearance. Also, mass market moisturizer sales jumped 24% to $489.9 million for the year ended February 22, 1998, according to Information Resources, of Chicago, Illinois.

     The personal hygiene market, which includes bath and shower products, had retail sales of $4.3 billion in 1997 and an annual growth rate of 1.0% between 1993 and 1997. The Company believes that the growth experienced in this segment is primarily attributable to new niche products, product extensions of existing successful products, as well as packaging and marketing trends which cater to an increasingly sophisticated consumer. In addition, the Company believes that the growth experienced in the cosmetics and toiletries industry in general is largely attributable to a growing number of persons in the 45- to 54-year age group, which group, on average, consists of the most affluent households according to HOUSEHOLD SPENDING, 4TH EDITION. Also according to this source, in 1997 U.S. households with incomes of $70,000 and greater spent 79% more than the average household in personal care products and services.

     The cosmetics and toiletries industry is a rapidly changing and highly competitive global industry and the Company expects it to continue to be so in the future. The market is dominated by a large number of well-capitalized, diverse companies, such as Avon, Clairol, Alberto Culver, Revlon, L'Oreal, Estee Lauder, Unilever, Gillette, Proctor & Gamble, Colgate-Palmolive, Matrix, John Paul Mitchell Systems, Nexxus and Redken, all of which have strong brand-name recognition associated with their products. However, more recently, product offerings by various niche marketers have been able to successfully capture a significant share of the consumer market dollar. The Company believes this trend is at least partially attributable to the growing number of aging "baby-boomers" in the 45- to 60-year age group with significant disposable income, many of whom are particularly interested in products that seek to erase or reduce visible effects of aging. According to DCI, June 1998 edition, the "baby boomer" segment of the U.S. population spends, on average, more per capita than any other age group. Marked by a lower level of brand loyalty than their parents' generation, these baby boomers typically are more willing to experiment with new products they believe may bring their desired results. The Company intends to capitalize upon this perceived demand for lines of specialty personal care products through its upscale Sedona Spa products.

     Cosmetics and toiletry products are distributed through a broad variety of wholesale and retail channels. Recently, beauty products superstore chains such as Trade Secrets and Ulta3 have emerged, offering convenient one-stop shopping for all beauty care needs. There has also been a recent proliferation of private-label products offered by major retailers such as Sears, J.C. Penney, Target, Wal-Mart, Osco, Walgreens, and Revco, in response to increasing demand for low-price products of non-prestigious brands. These large merchandisers, grocery and drugstore chains, and department stores have successfully utilized traditional mass marketing approaches, such as television commercials and national magazine advertisements, to distribute their products. In-salon purchases have proved to be highly successful for hair care products from Matrix, John Paul Mitchell Systems, Nexxus, Aveda, Redken and others. In addition, cataloger retailers such as Avon have also successfully penetrated this market. Finally, smaller stand-alone specialty retailers such as Origins, Bodyworks, H2O, and The Body Shop have also emerged more recently with significant success. The Company expects competition to increase as the number and variety of entities offering competitive products continues to increase in the future.

     As competition has increased, cosmetics and toiletries manufacturers and distributors have been engaged in a trend toward consolidation. Recent examples include Estee Lauder purchasing Aveda, Bristol-Myers Squibb purchasing Redmond Products, Clairol and Matrix, Jergens purchasing Bausch & Lomb's skin care business, Cosmair/L'Oreal purchasing Maybelline and Redken, Unilever purchasing Helene Curtis, and German-based Wella purchasing Sebastian. The Company expects this consolidating trend to continue in the future resulting in larger, better-capitalized competitors offering a greater variety of niche products to an ever-demanding base of consumers.

     JEWELRY. The combined value of all goods produced by costume jewelry manufacturers in the United States totaled $1.6 billion in 1996, according to THE ENCYCLOPEDIA OF AMERICAN INDUSTRIES, SECOND EDITION 1998. Unlike many of the other large consumer markets, there is a lower level of brand identity in the jewelry arena, and the largest manufacturers have not historically dominated the market, to the degree experienced in the cosmetics and toiletries industry. In fact, most manufacturers are relatively small independent operators, often of an arts and crafts nature. Nonetheless, the industry includes several large publicly traded companies like Tiffany & Co., with 1995 revenues of $803.0 million; Jostens, Inc. with 1995 revenues of $665.0 million; and Jan Bell Marketing with 1995 revenues of $254.0 million. The largest company engaged in the costume jewelry industry in 1995 in the U.S. was Illinois-based Artra Group, a publicly held conglomerate founded in 1933. Artra's many subsidiaries include the number two firm, Lori Corp. Lori Corp.'s 1995 sales totaled approximately $160.0 million. Third in line was the Napa Company, whose origins date back to 1875, making it the oldest costume jewelry manufacturer in the U.S. Their 1995 sales totaled approximately $70.0 million. The New York City based firm of Trifari Krussman and Fischel, Inc. was fourth in production and sales, with origins that date back to the early 1920's and sales totaled around $63.0 million in 1995. Most jewelry sales are made through jewelry store chains and independent retailers as well as department stores, with costume jewelry achieving notable success on home shopping networks. The Company believes that there currently exists a trend in the jewelry industry of including the use of materials and motifs inspired by indigenous cultures and natural elements. The Company intends to capitalize upon this trend through its offering of The Robert Shields Collection products.

     APPAREL. Retail apparel sales totaled approximately $170.0 billion in 1997, up 4.9% from 1996, following a 2.2% gain in 1996 from the prior year, according to the NPD Group Inc. ("NPD").

     Apparel is sold at a variety of retail outlets. Based on data from NPD, discount stores, off price retailers and factory outlets accounted for 26% of 1997 apparel sales, while specialty stores and department stores accounted for about 22% and 21%, respectively. Another 14.5% of sales are by major chains, and direct mail/catalogs accounted for 8%. About 30% of the apparel marketed consisted of national brands (e.g., Liz Claiborne, Fruit of the Loom, Jones Apparel, Phillips Van Heusen, Polo Ralph Lauren) produced by about 20 different large companies. The second tier, accounting for about 70% of all apparel distributed, comprises small brands and store (or private label) goods. The women's segment has traditionally accounted for more than half of all apparel sales, according to research from NPD reported in WOMEN'S WEAR DAILY, it totaled nearly 53% in 1997.

     Leaders in the apparel industry included Liz Claiborne ($2.4 billion), Fruit of the Loom ($2.1 billion), Jones Apparel ($1.3 billion), Phillips-Van Heusen ($1.3 billion) and Polo Ralph Lauren ($1.2 billion). The Company believes that one of the most significant trends currently affecting the apparel industry is the increase in casual dressing due to relaxed workplace dress codes, an aging population, and a growing reluctance among consumers to spend significant amounts of money on clothes. The Company intends to enter this vast apparel market with its "Red Rock Gear" line which offers niche apparel products intended to provide the consumer with quality, comfort, value and a natural image. The Company believes that this emphasis upon natural products is consistent with the brand image of its other products, which is intended to increase awareness of and loyalty to the entire line of the Company's product offerings.

     VITAMINS, MINERALS AND SUPPLEMENTS. The market for vitamins, minerals and supplements has experienced significant growth in recent years, with sales of an estimated $910.0 million in 1997 according to Packaged Facts of New York. The vitamins, minerals and supplements industry has traditionally been dominated by national and international pharmaceutical companies, with most sales taking place through drug stores, grocery stores, mass merchandisers and health/nutrition chains. However, a significant amount of vitamins, minerals and supplements have more recently been successfully sold through direct marketing channels, with examples including Herbalife, Equinox and New Vision.

THE CONSUMER

     The profile of a typical consumer of cosmetics and toiletry products spans virtually all demographic groupings, regardless of age, gender, race, color, marital status, or socio-economic status. As pointed out in the June 1996 issue of DCI, aging baby boomers are expected to become an increasingly larger segment of the market. The segment of the female population within the age range of 40 to 59 is predicted to be more likely to spend money on anti-aging treatments and the Company believes its product line responds to customer preferences for such products.

     The Company believes that consumers are becoming increasingly sophisticated and demanding, generally demonstrating an increasing level of concern and knowledge about the ingredients of a product and, as a result, are more likely to read the labels of the products they purchase, taking into consideration objective product comparison factors apart from brand loyalty in making their purchase decisions. The Company believes this trend could work to the advantage of truly well positioned niche marketers, including itself.

OPERATING STRATEGY

     Since 1994, the Company has test marketed its unique line of face, hair and body care products through promotional use, and retail sales at the ILX resorts, and direct sales, including direct mail, network marketing, in-bound and out-bound telemarketing, direct wholesaling, trade show, internet and consignment programs. Based upon such test marketing efforts, the Company believes that its products will be most favorably received by people 35 to 65 years of age. As a result, the Company intends to proceed with its planned introduction of botanical based face, hair and body products, a line of Southwest jewelry and artwork based upon Mr. Robert Shield's existing designs, expand its "Red Rock Gear" apparel line, as well as develop a line of natural vitamins and mineral supplements and other products consistent with its Sedona motif.

     The Company's strategy is to seek to satisfy a particular sector of the consumer population who, because of their attraction to the natural beauty and mystique of the Southwestern U.S., and particularly Sedona, Arizona, are attracted to botanically originated products for the face, hair and body, and jewelry and apparel which seek to represent or capture the "spirit" or the "essence" of the Southwest and Sedona. The Company's personal care products have been formulated using a variety of natural botanical extracts, essential oils and minerals, as demonstrated in the Arizona Mud Masque from the Southwest. The Company's "Red Rock Gear" line of clothing features natural fibers, Southwest styling and its particular line of "dirt shirts" uses Sedona red rock materials as natural dye. Additionally, the Company designs its products with an emphasis upon branded packaging concepts which stress aesthetic appeal as well as convenience of use.

     The Company seeks to develop products which respond to the sophisticated demands and concerns of its targeted consumer. For example, no animal testing is performed; and natural pump sprays as opposed to ozone-depleting propellants are selected. The Company believes that given its philosophy in developing its products and their unique marketing appeal, its products will be embraced by its intended niche market and as a result, the Company seeks to further expand its current sales volume and product diversity.

     The Company maintains a website at http:\\www.Sedonaspa.com. Visitors to this site can learn about the Company's products and even order them on-line.

PRODUCTS

     The Company's existing product offerings consist of the Sedona Spa line of "botanical treats" for the face, hair and body, the Robert Shields Collection of jewelry, and Red Rock Gear apparel. Each product group is marketed and distributed in a manner tailored to capitalize upon the perceived greatest demand for such products, however, all of them are conceived, designed and distributed in a manner intended to capture the spirit of Sedona, with an emphasis upon indigenous ingredients and motifs marketed to an upscale niche market.

     SEDONA SPA COLLECTION. The Company's Sedona Spa group of products consists of a complete line of face, hair and body products. The Company intends to modify existing products as well as add new products through development or acquisition in response to consumer demand and as appropriate opportunities present themselves. The existing line of Sedona Spa products, grouped by category, is as follows:

         SEDONA SPA SKIN CARE (FACIAL)

         Advanced Daily Cleanser
         Refreshing Facial Toner
         Wildberry Facial Moisturizer
         Hydrating Facial Moisturizer
         Nighttime Refining Moisturizer
         Arizona Mud Masque

         SEDONA SPA HAIR CARE (HAIR)

         Mountain Moisture Shampoo
         Mountain Moisture Conditioner
         Maximum Body Shampoo
         Maximum Body Conditioner
         Gold Shaping Gel

         SEDONA SPA SKIN CARE (BODY)

         Body Balm Moisturizer
         Spa Shower Gel
         Sea Kelp Soap

     The Company's Sedona Spa products emphasize the natural properties of their botanical ingredients. None of the current product offerings contain any "active" ingredients. As a result, they are not subject to regulation by the Food and Drug Administration. In addition, third parties perform all of the necessary testing, if any, associated with the products they produce for the Company. Generally, testing is performed when using ingredients classified by the FDA as "Generally Regarded as Safe." The manufacturer of the Sedona Spa hair care products does employ a Quality Assurance Program, which includes microbiological testing, stability and product performance testing. None of the Company's manufacturers performs any animal testing.

     THE ROBERT SHIELDS COLLECTION. The Company has recently entered into an informal arrangement with Robert Shields of "Shields & Yarnell" fame to market a line of Southwest jewelry, artwork and clothing (to be marketed in conjunction with the Company's branded Red Rock Gear line as described below) based on his existing line of such products. The Robert Shields Design is a jewelry and art design company based in Sedona, Arizona, which distributes Mr. Shields' Southwest style art and jewelry to retailers, museums, galleries, and resorts across the United States. Mr. Shields maintains galleries in Prescott, Jerome and Sedona, Arizona to showcase his work, including one at the Los Abrigados Resort & Spa, which is owned by ILX. His jewelry often features sterling silver, turquoise, beads and other Southwest materials, and includes earrings,
necklaces,   pins  and  pendants.   His  artistic  creations  include  sketches,
sculpture, paintings, masks, painted wood and photography. The marketing alliance is in its early stages and no purchases have been made by the Company to date.

     RED ROCK GEAR. "Red Rock Gear" is the name of the Company's line of apparel featuring natural fibers and Southwest styling. The line presently includes a "dirt shirt," made with Sedona red rock materials used as a natural dye, unique Southwestern style skirts, a terry-cloth spa robe, t-shirts and caps. Additionally, portions of the successful Robert Shields Design line of clothing are currently planned to be marketed under the Red Rock Gear label. This line includes contemporary Southwestern men's and women's apparel and accessories, predominately in earth and gem tones embellished with Shields' jewelry. The Company intends to expand its existing line of Red Rock Gear offerings with other items such as hiking apparel, women's casual wear, men's shirts, sweatshirts and other accessories.

     RED ROCK NATURAL HEALTH. Although the Company does not currently produce or distribute such products, it is exploring the development of a line of natural vitamins, mineral supplements and herbal-based products. The Company believes such products may capitalize on the increasingly mainstream consumer interest in natural medicine and well being. The Company believes such products will be attractive to consumers of its Sedona Spa products and Red Rock Gear line and may be marketed both separately as well as in conjunction with such product lines. The Company expects to introduce its Red Rock Natural Health products in 1999 or as soon thereafter as is practicable. However, the Company does not currently have any arrangements in place with respect to the production, testing, marketing or distribution of such products and such activities remain subject to a determination by the Company's management of the feasibility and desirability of offering such products.

     ADDITIONAL PRODUCT CATEGORIES. In addition to the core product lines described above, the Company believes that opportunities for additional products indigenous to, or associated with, the Southwest and Sedona may be developed in the future in a manner consistent with its existing product offerings. Accordingly, the Company may determine to test market other products such as spices and condiments, arts and crafts items, coffees and teas, "New Age" products and others. Preliminary research indicates that such related products have the potential for market success, however, there can be no assurances in this regard. The Company does not currently have any agreements, oral or written, to test, develop or otherwise distribute any such additional products.

MARKETING STRATEGY

     The Company's marketing plan emphasizes various direct sales media for promoting its proprietary branded product lines. Historically, the Company has primarily offered its Sedona Spa products as part of the marketing efforts of its parent corporation ILX as in-room amenities to visitors of the Los Abrigados Resort & Spa ("Los Abrigados"), the flagship resort of ILX, which is located in Sedona, Arizona, at other ILX resorts and as promotional premiums to potential purchasers of ILX's vacation ownership interest inventory. Commencing in late 1998, the Company began to pursue the development of a market for its products independent of its corporate parent ILX. To date, the Company has made some initial sales to a limited number of spas, salons and other retail outlets in California. Commencing in 1999, the Company began selling its products to an Internet retailer. Although Internet sales have never been a significant source of revenue to the Company, management may explore opportunities in the on-line market as they arise. In addition, the Company may utilize catalog, direct mail or other mediums intended to most efficiently expose its products to a targeted base of potential consumers. The primary objective of the Company's marketing strategy is to increase the number of consumers who try its products, with the secondary objective of obtaining a database of potential customers for further follow-up by direct mail, telemarketing and automatic order programs. Certain marketing activities, such as billboard advertising and radio campaigns commenced in 1998 to create brand awareness, recognition, identity and interest among consumers.

     An initial stage of the Company's marketing plan involves the full-scale launch of its Sedona Spa product line by, when and if appropriate, the association of Debbie Reynolds as celebrity spokesperson to assist in targeting the older baby boomer (50+ age) markets. Television commercials, catalogs and other direct sales media are being considered, to be supplemented by traditional advertising, promotion and a public relations campaign, also supported, in some instances, by Ms. Reynolds' promotion. Pursuant to the agreement, Ms. Reynolds has agreed to provide certain promotional services, including two personal appearances, as well as a limited number of radio spots, newspaper and magazine advertisements and television infomercials. All of Ms. Reynolds' services are to be performed at ILX's resort, Los Abrigados, except for certain production activities which may be performed in Las Vegas or Los Angeles, and may not require more than two weeks of Ms. Reynolds' time. Ms. Reynolds has also agreed not to use her likeness in connection with any products competitive to the Company's in the United States. In exchange for her services, Ms. Reynolds received a number of shares equal to 10% of the Company's outstanding Common Stock. Ms. Reynolds subsequently transferred these shares to her son, Todd Fisher, also a director of the Company. See "Certain Relationships and Related Transactions" below. In addition, the Company has agreed to pay a royalty to Ms. Reynolds equal to 15% of all sales of its products during the term of the agreement and the three months following its termination, less a deduction for returns not to exceed 10 - 15%. To date, no royalties have been accrued, but they will begin to accrue at such time, if ever, as Ms. Reynolds begins to perform services pursuant to this agreement. ILX also granted to Ms. Reynolds a one-week Vacation Ownership Interest in its Los Abrigados Resort. Ms. Reynolds has the right to terminate the agreement for, among other things, failure of the Company to generate certain minimum royalties, and failure to effect an initial public offering of its securities prior to January 1, 1998. Currently, the agreement is in effect and will expire January 1, 2002, unless earlier terminated.

     The Company intends to focus its marketing efforts initially in the Southwestern United States, with a national marketing campaign to be implemented thereafter. The Company also intends to continue to distribute its products through the ILX resorts, although currently it does not have any contractual arrangements with ILX for such distribution. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Concentration."

MANUFACTURING AND DISTRIBUTION

     PRODUCT DEVELOPMENT, PRODUCTION AND PACKAGING. All of the Company's product development, production and packaging functions are performed by third parties on a contractual basis. The Company believes that outsourcing these aspects of its operations enables it to access the particular technical expertise of its third party suppliers while simultaneously realizing certain economic advantages enjoyed by such suppliers, including flexible production capacity and raw materials purchasing power. In addition, the Company believes such arrangements permit it to avoid the costs associated with the facilities maintenance and administration activities associated with such functions. The Company works closely with its outside suppliers in an effort to ensure the quality and consistency of its products. The Company does not have contractual arrangements with any of its third party suppliers. Although the Company has worked with each of such suppliers for a period of one to five years and believes its relations are good, such suppliers are not obligated to continue to provide products and services to the Company at all, or on the same terms and conditions as they currently do.

     Development of a new product typically commences with a market research and feasibility analysis conducted by the Company and its suppliers. When the Company has determined that a particular product concept is feasible, it employs an outside supplier to prepare prototype samples in accordance with the Company's instructions. The Company ultimately selects the desired prototype, obtains the necessary governmental approvals, if any, and initiates the manufacturing process.

     Manufacturing of the Company's products is typically completed pursuant to a purchase order by the Company for a specified number of units. The Company provides precise product specifications to the manufacturer and requires the manufacturer to undertake documented quality control procedures throughout the manufacturing process.

     Product labeling and packaging are typically obtained by the Company on a "turn-key" basis from third party suppliers. This means that these third party suppliers agree to deliver consumer ready product to the Company. To the extent that such supplier requires the use of other third parties, they are responsible for negotiating such arrangements, as well as ensuring the quality of the products or services received by them. Historically, the Company has utilized particular stock packaging materials in an effort to avoid the costs and long lead times associated with obtaining custom packaging materials.

     Currently, all of the Company's Sedona Spa products are developed, manufactured and packaged by three suppliers, Hewitt Soap Co. of Dayton, Ohio; La Dove, Inc., a privately owned cosmetics laboratory and manufacturing company located in Florida; and Arizona Natural Resources, a privately owned company located in Phoenix, Arizona. The Company's Red Rock Gear products are manufactured and packaged through arrangements with third party suppliers. All of the Robert Shields' Collection products are produced and packaged by Robert Shields Design, which subcontracts with third parties in connection with the production of certain products. With the exception of its Robert Shields Collection, the Company believes there exist multiple alternative suppliers for each of its personal care product development, manufacturing and packaging operations. However, there can be no assurance that the Company would be able to secure the services of such suppliers as and when needed, if ever, or that it could do so on favorable terms.

     PRODUCT DISTRIBUTION. The Company's inventory of its products are currently maintained at its principal facilities in Phoenix, Arizona. However, in certain instances the Company's suppliers have agreed to store products produced for the Company in advance of the time such products are needed by the Company. The Company may consider alternative inventory warehousing arrangements, including expansion of its existing facilities or the acquisition of additional facilities, if warranted by increased demand for its products or other factors. The Company does not currently have any agreements in place with respect to such operations and there can be no assurance that such resources will be available if and when needed, or if available, will be on terms favorable to the Company.

     Currently, all of the Company's order processing and fulfillment operations are conducted internally at the Company's principal facilities in Phoenix, Arizona. Orders are processed by the Company's customer service employees, and fulfilled by its shipping and receiving staff from existing inventory. However, some or all of the Company's customer service, order processing and fulfillment operations may in the future be conducted by third parties in response to increased volume or other factors, many of which are beyond the Company's control. The Company does not currently have any agreements in place with respect to such operations and there can be no assurance that such resources will be available if and when needed, or if available, will be on terms favorable to the Company.

INTELLECTUAL PROPERTY

     The Company has registered "Red Rock Collection" and "Sedona Spa" as trade names with the Arizona Secretary of State and has filed applications with the U.S. Patent and Trademark Office for the registration of its trademarks, "Sedona Worldwide" and "Sedona Spa." Such applications are currently pending, although there can be no assurances regarding when such registrations will be issued, if at all.

     The Company considers its corporate and product names, logos, formulations and designs proprietary. The Company currently protects its rights to such intellectual property rights through reliance upon its common law rights established through the use of such intellectual property. The Company does not believe there is anything proprietary about the formulation of its products. As a result, the Company's product formulations and designs are not patented and the Company has no state and/or federal trademark or patent applications pending with respect to its products.

     The Company is not aware of its products and/or formulations infringing any intellectual property rights of any other party. However, there can be no assurances in this regard. The Company would incur substantial costs in defending itself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent, trademark or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability of the Company to make, use, distribute and sell its products.

     The Company does not currently rely upon any confidentiality or other agreements to protect its trade secrets and proprietary know-how, although it may use such agreements in the future. Rather, the Company relies upon its common law rights in such proprietary information. However, to the extent it relies upon such agreements in the future, there can be no assurance that the Company's confidentiality agreements, when in place, will not be breached, or that the Company would have adequate remedies for any breach. In addition, there can be no assurance that any trade secrets owned by the Company will afford adequate protection to the Company or not be circumvented, or that any such interests will provide competitive advantages to the Company.

RESEARCH AND DEVELOPMENT

     During each of the fiscal years ended December 31, 1996, 1997 and 1998, the Company spent an aggregate of approximately $5,000, $19,000 and $3,000, respectively, on research and development activities. The Company's research and development activities have historically consisted primarily of product testing and logo and packaging design, among other activities. The Company may incur certain costs in the future in connection with the introduction of additional products. The 1997 research and development activities include the product changes and repackaging associated with the introduction of the Sedona Spa line of products, which replaced the Red Rock Collection line previously marketed by the Company.

GOVERNMENTAL REGULATION

     In certain instances, personal care and health products are subject to regulation by the U.S. Food and Drug Administration (the "FDA"). None of the Company's existing products require the Company to obtain the approval of the FDA or any other state or federal agency in order to sell such products. While the Company's sunscreen formulation has received FDA approval, it is not currently being marketed. The Company believes it is in compliance with all applicable FDA and other governmental regulations. However, there can be no assurance that any of the Company's current or future planned products will not become subject to governmental approval in the future. The Company intends to comply with all governmental regulations which may become applicable in the future including any related to its planned line of Red Rock Natural Health products.

PROPERTIES

     The Company leases approximately 4,000 square feet for $4,000 per month ($48,000 annually) for its principal offices in Phoenix, Arizona, pursuant to a lease which expires in 2000. The Company subleases a portion of the building to ILX, for which it charged ILX $52,500 in 1998, inclusive of utilities, cleaning and other services. The Company does not own any real estate.

EMPLOYEES

     As of December 31, 1998, the Company had four employees, all of whom are employed on a full-time basis. The Company also utilizes ILX staff from time to time.

     Following the Spin-Off, the Company may seek to enter into an agreement with ILX, pursuant to which ILX will agree to continue to make available the services of certain of its employees to the Company on a part-time basis, if needed by the Company. The Company anticipates that any such agreement will be on commercially reasonable terms and have a limited term, while the Company develops independent infrastructure, including the hiring of necessary personnel. However, no such agreement currently exists and there can be no assurance that the Company will be able to secure terms favorable to it. If and when such agreement is entered into, the Company believes that it will enable it to more easily transition from being a subsidiary of ILX into an independent operating company.

INSURANCE

     Currently, ILX maintains for the benefit of the Company general liability, automobile liability, workmen's compensation and umbrella coverage insurance in amounts which the Company believes are customary for a company of its size engaged in a comparable industry. In anticipation of the Spin-Off, the Company's management will seek to secure insurance coverage independent of ILX. The Company does not currently have a commitment for any such insurance and there can be no assurance that it will be able to secure coverage in the same amounts as currently maintained for its benefit or that, even if secured, the premiums associated with such coverage will be affordable to the Company. However, there can be no assurance that the Company will not be subject to claims in the future which its insurance may not cover or as to which its coverage limits may be inadequate. If the Company is uninsured or underinsured at any time that it becomes subject to a claim, it may be required to significantly deplete its financial and other resources.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Company's Common Stock. At December 31, 1998 and February 28, 1999, all of the shares of the Company's Common Stock are held by two shareholders: ILX (80%) and Mr. Todd Fisher (20%). No dividends on the Company's Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. When, if ever, the Company is able to generate earnings, it intends to invest such resources in its existing operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-KSB, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATE" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

     Sedona Worldwide Incorporated was formed in 1992 to develop, test, market and distribute its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. To date, the Company has generated revenue primarily through the sale of its face, hair and body care products to ILX, of which it is an 80% subsidiary. ILX distributes the Company's products as in-room amenities at its resorts and hotels, as premiums (incentives) to its customers for attending vacation ownership sales presentations, and for retail sales at its resort gift shops, and at the Sedona Spa at Los Abrigados Resort & Spa. The Company also generates revenue from direct mail sales to consumers (many of whom were introduced to the products as in-room amenities or premiums) and from limited retail distribution in specialty shops.

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1996        1997        1998
                                                 -----       -----       -----
Net sales:
Sales to affiliates (1)                           71.0%       80.5%       85.7%
Sales to non-affiliates                           29.0%       19.5%       14.3%
                                                 -----       -----       -----
Total sales                                      100.0%      100.0%      100.0%
                                                 =====       =====       =====

As a percentage of net sales:
Cost of sales                                     63.0%       69.7%       65.1%
Contribution margin                               37.0%       30.3%       34.9%
Selling, general and administrative
  expense                                         95.0%      128.5%      138.1%
Net Loss                                          61.1%      100.8%      105.3%
----------
(1) Sales to affiliates consist of sales made to ILX. Sales to ILX are made at lower prices (generally cost plus a small mark up) than sales to non-affiliates.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1998

     Net sales  decreased  11.7%  from  $341,000  in 1997 to  $301,000  in 1998, reflecting the full effect of the cessation in 1997 of certain test marketing and distribution methods as well as the changes in the ILX resorts' use of products as amenities and premiums. Cost of sales as a percentage of sales for 1998 of 65.1% is slightly lower than 1997 of 69.7% because of a shift in product sales mix that emphasized the sale of higher margin products.

     Selling, general and administrative expenses decreased from $438,000 in 1997 to $416,000 in 1998, consistent with the reduction of test marketing and distribution methods described above.

     Interest expense of $9,000 for 1997 and $6,000 for 1998 reflects interest on declining capital lease obligations.

     Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for 1997 or 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO DECEMBER 31, 1997

     Net sales decreased 37% from $542,000 in 1996 to $341,000 in 1997. The decrease reflects the Company's decision to discontinue several of the distribution methods it had been testing, including multi-level marketing, and distribution through professional hair salons and certain retail outlets, as well as a change in the use of Sedona Spa products by ILX. In 1997, ILX resorts began distributing a three-pack of Sedona Spa products to the majority of its tour guests as a complimentary gift to the customer during the sales presentation, rather than distributing a more extensive array of products to certain guests as an inducement to tour. Also in 1997, ILX resorts deleted hair spray from their standard resort room amenities, thereby offering three bottled products (Body Balm, Mountain Moisture Shampoo and Mountain Moisture Conditioner) rather than four, plus seaweed soap and glycerin soap. In addition, during 1997 ILX resorts ceased offering complimentary midweek replenishments of amenities to its vacation ownership exchange guests. ILX resorts continue to offer vacation owners and vacation ownership exchange guests the full amenities described above at check-in, a service not typically offered by vacation ownership resorts.

     As a result of the discontinuation of the trial distribution methods, sales decreased 58% from $157,000 in 1996 to $66,000 in 1997. Sales to non-affiliates decreased as a percentage of total sales from 29% in 1996 to 19% in 1997, and sales to affiliates, while lower in dollar amount in 1997 than 1996, increased as a percentage of total sales. Sales to affiliates are made at negotiated prices based on cost plus a nominal agreed upon profit margin, with such pricing being lower than prices offered to non-affiliates. Accordingly, cost of sales increased as a percentage of sales from 1996 to 1997.

     Selling, general and administrative expenses decreased from $515,000 in 1996 to $438,000 in 1997 as a result of a reduction in sales and marketing expenses associated with the discontinuation of the trial marketing and distribution programs earlier described.

     Interest expense decreased from $17,000 in 1996 to $9,000 in 1997 due to repayments of interest bearing indebtedness, including capital leases.

     There is no income tax benefit recorded in 1996 or 1997 because the Company has recorded a valuation allowance equal to its deferred tax asset at December 31, 1996 and 1997, respectively. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. To date, the Company has not yet generated taxable income, and therefore, there is insufficient evidence that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its majority parent, ILX. ILX advanced the Company $447,000 during 1996, $289,000 during 1997 and $467,000 during 1998. ILX has funded the Company's cash shortfalls since inception and will continue to do so until the completion of the Spin-Off. As of December 31, 1998, the Company was indebted to ILX in an amount in excess of $2,300,000, which is expected to be forgiven in conjunction with the Spin-Off. Following the Spin-Off there can be no assurances that ILX will fund the Company's cash needs. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

     The Company anticipates that its expenses will increase in the future as it attempts to expand its business by acquiring new products and increasing sales and marketing efforts and other operations. The Company expects to continue to incur losses until such time, if ever, as it is able to sell a sufficient volume of products at prices that provide adequate gross profit to cover operating costs. The Company's working capital requirements will depend upon numerous factors, including payment cycles for its shipped products, credit arrangements with suppliers, the scale-up of its sales and marketing resources, acquisition of new products and the terms upon which such products are acquired, competitive factors, and marketing activities. There can be no assurance when, if ever, the Company will be able to generate sufficient revenues from its operations to offset its expenses or to secure additional capital commitments. IF THE COMPANY IS UNABLE TO GENERATE MORE CASH FLOWS THAN IT DOES CURRENTLY, IT WILL BE INSOLVENT AND MAY HAVE TO DISCONTINUE ITS BUSINESS OPERATIONS.

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls. As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. The Company has never accessed commercial financing sources and there can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Further, any issuance of additional equity or debt securities by the Company to raise additional capital or in connection with any future business combination could result in further dilution to the Company's' stockholders, including those who receive shares as a result of the Spin-Off. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

     The Company has historically filed its income tax returns as a member of the ILX consolidated income tax return. There is no formal income tax sharing agreement to allocate income taxes among the members of the group and, historically, the Company has not recorded an income tax benefit for losses it has incurred that were utilized or may be utilized by ILX.

     As of December 31, 1998, the Company had approximately $1,117,000 of federal and state net operating loss ("NOL") carryforwards which will begin to expire in 2011 for federal income tax purposes and 2001 for state income tax purposes. Section 382 of the Internal Revenue Code imposes limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three-year period. Such a change is expected to result from the Spin-Off of the Company's Common Stock. As a result, following the Spin-Off, the limitations of Section 382 are expected to apply and may limit or deny the future utilization of the NOL by the Company.

SEASONALITY

     Presently the Company's revenues are only minimally seasonal, with slightly increased sales during the second and third quarters and December, reflecting seasonality in resort guests of its major customer, ILX. If the Company is able to expand its customer base and marketing and distribution methods, it may experience different seasonality dynamics that may cause operating results to fluctuate.

CONCENTRATION

     The substantial majority of the Company's revenues to date have been generated from its parent company, ILX. There are no long-term commitments to purchase by ILX and, in the event ILX ceased to be a customer of the Company, revenues would be significantly impacted. If ILX remains a customer, revenues are expected to increase as ILX adds more resorts (which utilize in-room amenities) and sales offices (which offer premiums to touring guests), although there can be no assurances in this regard.

YEAR 2000 ISSUES

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit calendar year is commonly referred to as the "Year 2000 Compliance" issue. As the calendar year 2000 approaches, such systems may be unable to accurately process certain date-based information, resulting in program malfunctions and interruptions.

     The Company has identified all significant in-house applications that will require modifications or upgrades to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and upgrades and to test Year 2000 Compliance. The modification and upgrade of all significant applications is currently in process and the Company expects to have such modifications complete by September 30, 1999. In addition, the Company will seek to ensure that applications that it purchases in the future will not have any Year 2000 issues.

     Furthermore, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. The Company expects to have completed these determinations by the end of the third fiscal quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business or financial condition.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Since the Company commenced its assessment of its Year 2000 Compliance during early 1998, it has expended approximately $17,000, consisting primarily of software purchases and associated training and consultation services. In addition, certain employees of the Company and ILX have devoted a portion of their time to assessing and implementing the Company's Year 2000 Compliance, the costs of which have not been separately allocated by the Company. The Company anticipates that its additional expenses to be incurred in the future related to Year 2000 Compliance will not exceed $20,000. These costs and the date on which the Company plans to complete the Year 2000 Compliance modifications, upgrades and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     The Company has not developed a contingency plan in the event that any of its systems or the systems of any third party with which it has a material relationship are not Year 2000 compliant. However, it intends to develop such a plan by September 30, 1999. In the event that the Company is vulnerable to any such Year 2000 Compliance issue, the worst case scenario could include an inability to process orders or properly bill and collect its accounts receivable and it could be forced to suspend its operations and/or become unable to collect certain accounts owed to it.

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the years ended December 31, 1996, 1997 or 1998.

ITEM 7. FINANCIAL STATEMENTS

     See the information set forth on Index to Financial Statements appearing on page F-1 of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Prior to 1998, the Company had not directly engaged independent public accountants. In conjunction with the Spin-Off, the Company engaged Deloitte & Touche LLP ("D&T") to audit its financial statements for the years ended December 31, 1996 and 1997 and such audited statements were included with the 10-SB and Amendment No. 1 to Form 10-SB in the Company's filings with the Securities and Exchange Commission. The Company selected D&T because D&T were the principal independent accountants for ILX.

     On November 20, 1998, D&T resigned as the principal independent accountants for ILX and the Company as reported by ILX in its Form 8-K filing on November 30, 1998 and its Form 8-K/A filing on December 11, 1998.

     Neither of D&T's reports on the Company's financial statements for the last two years contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during such periods and the period from December 31, 1997 until the date of D&T's resignation, there were no disagreements or "reportable events" with respect to the Company, as contemplated by Item 304(a)(1) (iv) and (v), respectively, under Regulation S-K.

     On February 25, 1999, the Company engaged the firm of Hansen, Barnett and Maxwell, a professional corporation ("HB&M") as its independent public accountants. Additional information concerning this engagement is included in the Company's current Report on Form 8-K filed on March 2, 1999. The Company has authorized D&T to respond fully to inquiries of HB&M regarding the subject matter of the disagreement discussed above.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information as of March 31, 1999 concerning the Company's executive officers and directors. Except as otherwise noted, none of the executive officers are directors or officers of any publicly owned corporation or entity.

             NAME                  AGE             PRINCIPAL POSITION
             ----                  ---             ------------------
     Patrick J. McGroder III       53       Chairman of the Board of Directors
     James W. Myers                64       Director
     Todd Fisher                   40       Director
     Robert Shields                48       Director
     Stephen W. Morgan             52       Acting Chief Financial Officer
     Mia A. Martori                45       Director, President and Treasurer
     Joelle A. Ciardella           38       Vice President and Secretary

     PATRICK J. MCGRODER III has served as Chairman and as a director of the Company since April 1998. Mr. McGroder has been a trial lawyer engaged in the practice of law since 1970, and has served since 1990 as a Vice President, Treasurer and Secretary of the law firm of Goldstein & McGroder, Ltd. of Phoenix, Arizona (which he co-founded). Mr. McGroder received a B.A. degree from the University of Notre Dame and a J.D. degree from the University of Arizona School of Law. Mr. McGroder is also a director of ILX Resorts Incorporated, the Company's parent, the Common stock of which is currently traded on the American Stock Exchange (AMEX:ILX).

     JAMES W. MYERS has served as a director of the Company since April 1998. Mr. Myers has served as President and a director of Myers Management and Capital Group, Inc., a management consulting firm he founded, since December 1995. From 1986 to 1995, Mr. Myers was President, Chief Executive Officer and a director of Myers Craig Vallone Francois, Inc., an investment banking and management advisory firm he also founded. Prior thereto, Mr. Myers held executive positions with a variety of public and private companies from 1956 to 1986. Mr. Myers also serves as a director of Autom, BG Associates, Distribution Architects International, Poore Brothers, Inc., Chambers Belt, Inc., China Mist Tea, Landiscor, Inc., OmniMount, Solar Cells, Inc. and Nanomics, Inc. Mr. Myers received a B.S. degree from Northwestern University and an M.B.A. degree from the University of Chicago. Mr. Myers is also a director of ILX Resorts Incorporated, the Company's parent, the Common Stock of which is currently traded on the American Stock Exchange (AMEX:ILX).

     TODD FISHER has served as a director of the Company since April 1998. He has also served as Chief Executive Officer and President of Debbie Reynolds Hotel & Casino, Inc. ("DRHC"), a publicly-traded corporation that owns and operates the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada; and as President of two of DRHC's subsidiaries, Debbie Reynolds Resort Inc., a Nevada corporation that owned, developed and marketed the timeshare intervals at the Debbie Reynolds Hotel & Casino prior to its recent sale to the Worldwide Wrestling Federation, and Debbie Reynolds Management, Inc., a Nevada corporation responsible for management of DRHC's timeshare operations, each since 1994. Mr. Fisher is also a consultant to Raymax Productions, Inc. Mr. Fisher received his B.S. degree in Engineering from Brigham Young University.

     ROBERT SHIELDS has served as a director of the Company since April 1998. Mr. Shields has also been employed as a partner of Holy Mackerel, a wholesaler of wooden art carvings designed by Mr. Shields and produced in Bali, since 1996, as Director of Clowns for Ringling Bros. & Barnum and Bailey Circus since May 1998 and since 1994, Mr. Shields has owned and operated Robert Shields Design a wholesaler of his art and jewelry based in Sedona, Arizona, which sells primarily to other retailers, as well as museums, galleries and resorts across the country. In addition, Mr. Shields has acted since the 1970s when at the age of 18 he was discovered by Marcel Marceau. By age 23, his talents led him to his own hit television show as one-half of the renowned mime duo, Shields & Yarnell.

     STEPHEN W. MORGAN has served as acting Chief Financial Officer since July 1998. Mr. Morgan performs those services as part of his responsibilities as Chief Financial Officer of ILX Resorts Incorporated. Mr. Morgan is not an employee of the Company and does not receive any additional compensation for his services to the Company. Mr. Morgan has served as Senior Vice President and Chief Financial Officer of ILX since July 1998. Prior thereto, Mr. Morgan served as General Manager of A-1 Precision Metal Products from September 1997 to June 1998 and as Vice President and Chief Financial Officer of Aquapore Moisture Systems from July 1989 to September 1997. Mr. Morgan received B.A. and M.B.A. degrees from Brigham Young University.

     MIA A. MARTORI has served as a director and President of the Company since April 1998. Prior thereto, Ms. Martori served as Vice President of Operations from July 1995 and as Secretary and Treasurer from January 1994 until February 1997. Ms. Martori has also served as corporate secretary of Martori Enterprises Incorporated, a private investment company which owned approximately 22% of the outstanding ILX Common Stock as of December 31, 1998. Ms. Martori has a biological sciences background and significant experience in operations and office management. Ms. Martori earned an M.A. in Biological Sciences from Northern Arizona University in 1977 and a B.S. in Wildlife Biology from Colorado State University in 1975. Ms. Martori is the wife of Joseph P. Martori, a director and holder of a 23.6% beneficial interest (directly and indirectly) of ILX Resorts Incorporated.

     JOELLE A. CIARDELLA has served as Vice President since April 1998 and as Customer Service Manager of the Company since 1996. Prior to joining the Company in 1996, Ms. Ciardella was employed with two Fortune 500 companies. She was employed as a Customer Service Team Leader for Federal Mogul Corp., a
distributor of automotive parts and equipment, from October 1994 until August 1996; and was a Customer Service Representative for Siemens Medical Systems, a distributor of medical equipment and supplies from October 1989 until May 1994. Her responsibilities included management, accounting, inventory control, collections, purchasing and product distribution.

ELECTION AND TERM

     Directors are elected to a one-year term at each annual meeting of the Company's shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation for the Chief Executive Officer of the Company for each of the fiscal years ended December 31, 1996, 1997 and 1998 (each, a "Named Officer"). None of the Company's other employees' compensation exceeded $100,000 or would have exceeded $100,000 on an annualized basis, for any of such years.

                              SUMMARY COMPENSATION

                                                                                        LONG-TERM
                                         ANNUAL COMPENSATION (4)                    COMPENSATION AWARDS
                          ------------------------------------------------  -----------------------------------
                                                                                                 PAYOUTS
                                                                RESTRICTED   SECURITIES   ---------------------
                                                  OTHER ANNUAL     STOCK     UNDERLYING    LTIP      ALL OTHER
NAME AND TITLE            YEAR   SALARY    BONUS  COMPENSATION     AWARD    OPTIONS/SARS  PAYOUTS  COMPENSATION
--------------            ----   ------    -----  ------------    -------   ------------  -------  ------------
Joseph P. Martori         1998   $5,000(l)  $0          0            0            0          0           0
                          1997   15,000(1)   0          0            0            0          0           0
                          1996   15,000(1)   0          0            0            0          0           0
Mia A. Martori            1998   48,000(2)   0          0            0            0          0           0
Patrick J. McGroder III   1998        0(3)   0          0            0            0          0           0

----------
(1) Represents a portion of total salary paid to Mr. Martori by the Company's parent corporation, ILX, in consideration of his services as the Company's Chief Executive Officer. Mr. Martori ceased to serve as the Company's Chief Executive Officer in April 1998.

(2) Ms. Martori was appointed as President in April 1998, and exercises the responsibility of the Company's chief operating officer in that capacity. However, prior thereto she was employed by the Company as its Vice
     President of Operations. This information represents all compensation received by her for all services to the Company during 1998.

(3) Patrick J. McGroder III has served as Chairman, director and chief executive officer of the Company since April 1998. Mr. McGroder receives no salary or other compensation for his services.

(4) Excludes ILX Profit Sharing Plan contributions on behalf of the employee. ILX has a Profit Sharing Plan under which no ILX employee was allocated more than $4,100 in 1996 and 1997 nor are they expected to be allocated more than $4,500 for 1998 for services performed for both ILX and its subsidiaries, including the Company.

OPTION GRANTS IN THE LAST FISCAL YEAR

     The Company does not have a stock option plan. Accordingly, no stock options or stock appreciation rights were granted in 1998 nor any prior year, nor have any options been exercised since the Company's inception. There are no unexercised options at December 31, 1998. No stock option grants have ever been made to Named Officers of the Company under any ILX Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Effective January 3, 1999, the Company became a reporting company as defined by the Securities and Exchange Commission. Under the securities laws of the United States, effective January 3, 1999, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common stock will be required to report their initial ownership of the Company's Common stock and any subsequent changes in the ownership to the Securities and Exchange Commission. There were no such filing requirements for 1998.

DIRECTOR COMPENSATION

     Directors of the Company do not receive any compensation for their services; however, they are reimbursed for their actual out-of-pocket expenses incurred in serving on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares and percentage of all shares of the Company's Common Stock outstanding as of December 31, 1998 and following the Spin-Off, held or to be held by (i) any person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock,
(ii) each director, (iii) each Named Officer, and (iv) all directors and executive officers as a group.

                                                 BEFORE SPIN-OFF                         AFTER SPIN-OFF
     NAME AND ADDRESS OF           ---------------------------------------   ---------------------------------------
     BENEFICIAL OWNER (1)          AMOUNT OF SHARES (2)   PERCENT OF CLASS   AMOUNT OF SHARES (3)   PERCENT OF CLASS
     --------------------          --------------------   ----------------   --------------------   ----------------
ILX Resorts Incorporated                3,360,000                80%                      0                0.0%
   2111 E. Highland Avenue
   Suite 210
   Phoenix, Arizona 85016
Martori Enterprises Incorporated                0                 0                 758,284               18.1%
   2111 E. Highland Avenue
   Suite 210
   Phoenix, Arizona 85016
Joseph P. Martori                               0                 0                 795,963 (4)           19.0%
Edward J. Martori                               0                 0                 807,470 (5)           19.2%
Todd Fisher                               840,000                20%                840,000               20.0%
Patrick J. McGroder III                         0                 0                       0                0.0%
James W. Myers                                  0                 0                       0                0.0%
Robert Shields                                  0                 0                       0                0.0%
Stephen W. Morgan                               0                 0                       0                0.0%
Mia A. Martori                                  0                 0                       0                0.0%
All officers and directors as
   a group (6 persons)                    840,000                20%                840,000               20.0%

----------
(1) Unless otherwise indicated, each of these holders has an address of c/o Sedona Worldwide Incorporated, 3840 North 16th Street, Phoenix, Arizona 85016.
(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above. However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.
(3) For purposes of this table, the number of shares of the Company's Common Stock to be distributed in the Spin-Off was calculated as 0.8415 shares of the Company's Common Stock for each share of outstanding ILX Common Stock, based on 3,360,000 shares to be spun-off and 3,992,893 shares of ILX Common Stock outstanding as of December 31, 1998.

(4) Includes approximately 758,284 shares to be owned by Martori Enterprises Incorporated, of which Joseph P. Martori is a director and owner of 40% of the voting capital stock; 120 shares to be owned by the Estate of Edward Martori, of which Joseph P. Martori is personal representative; 178 shares to be owned by a trust, of which Joseph P. Martori is trustee; 8,583 shares to be held in custody for the benefit of Arianne Martori, Mr. Martori's daughter; and 8,248 shares to be owned by a trust, for the benefit of Mr. Martori's other daughter.
(5) Includes approximately 758, 284 shares to be owned by Martori Enterprises Incorporated, of which Edward J.. Martori owns 56% of the outstanding capital stock; and approximately 119 shares to be held by the Estate of Edward J. Martori, of which Edward J. Martori is beneficiary.

THE SPIN-OFF

     Following the effectiveness of the Company's registration statement on Form 10-SB, ILX intends to distribute all of the Company's outstanding Common Stock owned by ILX, to its shareholders on a pro rata basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of transactions to which the Company or its subsidiaries is a party in which the amount involved since January 1, 1998 exceeded $60,000 and in which officers, directors, nominees and/or greater than 5% beneficial owners of the Company's Common Stock (or any immediate family members of the foregoing) had, or will have, a direct or indirect material interest.

     The Company leases an 8,400 square-foot building which houses its principal offices and warehouse facilities from an affiliate of ILX (Edward J. Martori) for $4,000 per month. The Company uses a portion of the facilities (approximately 4,000 square feet) and subleases the remainder to ILX. The Company paid $48,000 to Edward J. Martori in triple net rent for 1998. The Company charged ILX $52,000 for its sublease which includes not only rent but utilities, cleaning, landscaping, property taxes, insurance and other services provided by the Company as a part of the sublease.

     On January 1, 1997, Todd Fisher entered into an agreement with the Company pursuant to which Mr. Fisher has agreed to provide certain production services in connection with Debbie Reynolds' services as a spokesperson for the Company's products pursuant to an agreement entered into by the Company and Ms. Reynolds also as of January 1, 1997. As consideration for Mr. Fisher's services, Mr. Fisher received 420,000 shares of Common Stock, which represents 10% of the Company's outstanding Common Stock. The shares issued to Mr. Fisher had a value of approximately $16,500 at the time they were transferred. Such valuation was based upon an independent appraisal. Mr. Fisher will provide such services as requested in the future. No services were requested in 1998.

     Mr. Fisher is the son of Debbie Reynolds, with whom the Company has an agreement pursuant to which Ms. Reynolds has agreed to provide certain promotional activities on behalf of the Company. See "Business - General" above. The Company entered into its agreement with Ms. Reynolds prior to Mr. Fisher's election to the Company's Board of Directors. The terms of Ms. Reynolds' agreement were negotiated at arms length and the Company's management believes that they are reasonable. In 1998, Ms. Reynolds transferred to Mr. Fisher all of the 420,000 shares of the Company's Common Stock issued to her pursuant to the agreement described in this paragraph.

ITEM 13. EXHIBITS; BALANCE SHEETS AS OF 12/31/98 AND 12/31/97; STATEMENTS OF OPERATIONS, SHAREHOLDERS EQUITY AND CASH FLOWS FOR EACH OF THE THREE YEARS ENDED 12/31/98, 12/31/97 AND 12/31/96; AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements                            Page or Method of Filing
        --------------------                            ------------------------

   (i) Financial Statements and                          Pages F-3 through F-21
         Notes to Statements of the Registrant,
         including Balance Sheets as of
         December 31, 1998 and 1997 and Statements of Operations, Shareholders' Equity and
         Cash Flows for each of the three years
         ended December 31, 1998, 1997 and 1996.

    Report of Hansen, Barnett & Maxwell,
         a professional corporation                                    Page F-2

(a)(2)  Financial Statement Schedules

        Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a)(3)  Exhibits

        The Exhibit Index attached to this report is hereby incorporated by reference.

(b)     Reports on Form 8-K

     The Company filed a report on Form 8-K on March 2, 1999, which reported the engagement on February 25, 1999 of Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountant to audit the Company's financial statements for the year ended December 31, 1998. Prior to its engagement, the Company had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K).

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 1999.

                                                 Sedona Worldwide Incorporated,
                                                 an Arizona corporation
                                                 (Registrant)


                                                 By: /s/ Patrick J. McGroder III
                                                     ---------------------------
                                                     Patrick J. McGroder III
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                  Title                              Date
        ----------                  -----                              ----

/s/ Patrick J. McGroder III       Chairman of the Board           April 13, 1999
----------------------------
Patrick J. McGroder III

/s/ Mia A. Martori                Director, President and         April 13, 1999
----------------------------      Treasurer
Mia A. Martori

/s/ Stephen W. Morgan             Chief Financial Officer of      April 13, 1999
----------------------------      ILX Resorts Incorporated
Stephen W. Morgan                 (acting principal financial
                                  and accounting officer)

/s/ Todd Fisher                   Director                        April 13, 1999
----------------------------
Todd Fisher

/s/ James W. Myers                Director                        April 13, 1999
----------------------------
James W. Myers

/s/ Robert Shields                Director                        April 13, 1999
----------------------------
Robert Shields

                                    EXHIBITS
                                       TO
                                1998 FORM 10-KSB
                          SEDONA WORLDWIDE INCORPORATED

 EXHIBIT                                                           LOCATION IN
   NO.                         DESCRIPTION                         EDGAR FILING
 -------                       -----------                         ------------
  10.1    Articles of Incorporation of Registrant, as amended           *

  10.2    Bylaws of Registrant, as amended                              *

  10.3    Agreement, dated as of January 1, 1997, among the
          Registrant and ILX Incorporated, on the one hand,
          and Todd Fisher, on the other hand                            *

  10.4    Agreement, dated as of January 1, 1997, among the
          Registrant and ILX Incorporated, and Debbie Reynolds,
          on the other hand                                             *

  10.5    Lease Agreement, dated December 29, 1995, among the
          Registrant and Edward John Martori                            *

  10.6    Agreement, dated as of December 29, 1995, among ILX
          Incorporated, Martori Enterprises Incorporated,
          Los Abrigados Partners Limited Partnership,
          Registrant, Edward J. Martori and Joseph P. Martori,
          as trustee for Cynthia J. Polich Irrevocable Trust
          dated June 1, 1989 relating to the sale/leaseback
          of certain real property and amendment of other
          agreements in connection therewith                            *

  10.7    Master Lease Agreement, dated as of April 13, 1993,
          among ILX Incorporated and CRA, Inc.                          *

   27     Financial Data Schedule                                 filed herewith

----------
* Incorporated by reference as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 8, 1998.

                         INDEX TO FINANCIAL STATEMENTS

     The following financial statements include the Company's audited statements for fiscal year 1998 and unaudited statements for fiscal years 1997 and 1996. The 1998 statements have been audited by Hansen, Barnett & Maxwell, a professional corporation. The 1996 and 1997 statements were previously audited by another accounting firm. The predecessor auditor's report on the 1996 and 1997 financial statements dated October 14, 1998 was unqualified; however, the predecessor auditor has not consented to release its report for inclusion in this filing. The Company intends to have the 1996 and 1997 years reaudited by Hansen, Barnett & Maxwell as soon as practical and amend this 1998 Report on Form 10-KSB to include the reaudited information as soon as possible.

                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                F-2

Financial Statements:
   Balance Sheets at December 31, 1997 (unaudited) and 1998                 F-3

   Statements of Operations for the years ended December 31, 1996
      (unaudited), 1997 (unaudited), and 1998                               F-4

   Statements of Stockholders' Net Capital Deficiency for the years
      ended December 31, 1996 (unaudited), 1997 (unaudited), and 1998       F-5

   Statements of Cash Flows for the years ended December 31, 1996
      (unaudited), 1997 (unaudited), and 1998                               F-6

   Notes to Financial Statements                                            F-7

 HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                        (801) 532-2200
   MEMBER OF AICPA DIVISION OF FIRMS                   Fax (801) 532-7944
           MEMBER OF SECPS                        345 East Broadway, Suite 200
MEMBER OF SUMMIT INTERNATIONAL ASSOCIATES        Salt Lake City, Utah 84111-2693


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
of Sedona Worldwide Incorporated

We have audited the accompanying balance sheet of Sedona Worldwide Incorporated as of December 31, 1998, and the related statements of operations, stockholders' net capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sedona Worldwide Incorporated as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred net losses since inception and has liabilities that exceed its assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 27, 1999

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority-owned Subsidiary of ILX Resorts Incorporated)
                                  BALANCE SHEETS

                                      ASSETS

                                                              December 31,
                                                     --------------------------
                                                         1997           1998
                                                     (unaudited)
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $    17,296    $    68,406
  Accounts receivable                                      1,866            786
  Inventories                                             75,933        134,180
  Prepaid expenses and other current assets               37,581         77,022
                                                     -----------    -----------
  Total current assets                                   132,676        280,394
                                                     -----------    -----------
Property and equipment, net (Notes 3 and 5)               53,316         42,889
                                                     -----------    -----------
    TOTAL ASSETS                                     $   185,992    $   323,283
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                   $    12,454    $    32,163
  Due to parent                                        1,866,583      2,333,635
  Accrued expenses                                        29,921         26,284
  Current portion of capital lease obligations
    (Note 5)                                              30,964         26,171
                                                     -----------    -----------
    Total current liabilities                          1,939,922      2,418,253
                                                     -----------    -----------

CAPITAL LEASE OBLIGATIONS - Less current
  portion (Note 5)                                        23,956             --
                                                     -----------    -----------
  Total liabilities                                    1,963,878      2,418,253
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' NET CAPITAL DEFICIENCY:
  Preferred stock, $10 par value - authorized,
    5,000,000 shares, none issued
  Common stock, no par value - 50,000,000 shares
    authorized, 4,200,000 shares issued and
    outstanding                                        1,000,000      1,000,000
  Deficit                                             (2,777,886)    (3,094,970)
                                                     -----------    -----------
  Total stockholders' net capital deficiency          (1,777,886)    (2,094,970)
                                                     -----------    -----------
    TOTAL                                            $   185,992    $   323,283
                                                     ===========    ===========

See notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority owned Subsidiary of ILX Resorts Incorporated)
                            STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                      ------------------------------------------
                                          1996          1997           1998
                                       (unaudited)   (unaudited)
                                      -----------    -----------    -----------
NET SALES (Note 7):
  Customers                           $   157,123    $    66,472    $    42,964
  Affiliates                              384,874        274,501        258,052
                                      -----------    -----------    -----------
      Total net sales                     541,997        340,973        301,016

COST OF SALES                             341,233        237,503        195,895
                                      -----------    -----------    -----------
      Gross profit                        200,764        103,470        105,121

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES (Note 7)        514,772        438,222        415,843
                                      -----------    -----------    -----------

LOSS FROM OPERATIONS                     (314,008)      (334,752)      (310,722)
INTEREST EXPENSE                           17,256          8,877          6,362
                                      -----------    -----------    -----------
NET LOSS                              ($  331,264)   ($  343,629)   ($  317,084)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING              4,200,000      4,200,000      4,200,000
                                      ===========    ===========    ===========
BASIC AND DILUTED NET LOSS
  PER SHARE                           ($     0.08)   ($     0.08)   ($     0.08)
                                      ===========    ===========    ===========

See notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority-owned Subsidiary of ILX Resorts Incorporated)
               STATEMENTS OF STOCKHOLDERS' NET CAPITAL DEFICIENCY

                                   COMMON STOCK
                               ---------------------
                                SHARES      AMOUNT       DEFICIT        TOTAL
                                ------      ------       -------        -----

BALANCE, JANUARY 1, 1996       4,200,000  $1,000,000  ($2,102,993)  ($1,102,993)
   (unaudited)

   Net loss                            0           0     (331,264)     (331,264)
                               ---------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 1996     4,200,000   1,000,000   (2,434,257)   (1,434,257)
   (unaudited)

   Net loss                            0           0     (343,629)     (343,629)
                               ---------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 1997     4,200,000   1,000,000   (2,777,886)   (1,777,886)
   (unaudited)

   Net loss                            0           0     (317,084)     (317,084)
                               ---------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 1998     4,200,000  $1,000,000  ($3,094,970)  ($2,094,970)
                               =========  ==========  ===========   ===========

See notes to financial statements.

                            SEDONA WORLDWIDE INCORPORATED
            (A Majorityowned Subsidiary of ILX Resorts Incorporated)
                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          (unaudited)   (unaudited)
                                                          -----------   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($331,264)    ($343,629)    ($317,084)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                             59,064        62,404        40,929
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable              (2,677)        3,725         1,080
      (Increase) decrease in inventory                       (21,013)       82,948       (58,247)
      Increase in prepaid expenses and other assets          (18,573)      (14,107)      (39,441)
      Decrease (increase) in accounts payable                (33,249)       (4,745)       19,709
      Decrease in accrued expenses                           (35,370)      (14,179)       (3,637)
                                                           ---------     ---------     ---------
        Net cash used in operating activities               (383,082)     (227,583)     (356,691)
                                                           ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                      (890)      (21,138)      (30,502)
                                                           ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital
    lease obligations                                        (58,816)      (45,759)      (28,749)
  Advances from parent                                       446,964       289,450       467,052
                                                           ---------     ---------     ---------
        Net cash provided by financing activities            388,148       243,691       438,303
                                                           ---------     ---------     ---------
INCREASE (DECREASE) IN CASH                                    4,176        (5,030)       51,110
CASH, BEGINNING OF PERIOD                                     18,150        22,326        17,296
                                                           ---------     ---------     ---------
CASH, END OF PERIOD                                        $  22,326     $  17,296     $  68,406
                                                           =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION  Cash paid during the period for interest    $  29,644     $   8,877     $   6,362
                                                           =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES  Notes payable assumed by
  buyer of property and equipment with net book value
  of $180,000 (Note 7)                                     ($180,000)           --            --
                                                           =========     =========     =========

See notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS
             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                       AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS. Sedona Worldwide Incorporated, formerly Red Rock Collection Incorporated (the "Company"), commenced operations in April 1992, and is incorporated in the State of Arizona. The Company is an 80 percent-owned subsidiary of ILX Resorts Incorporated ("ILX").

     The Company markets and distributes skin and hair care products through ILX resorts located in Arizona, Colorado and Indiana and on a limited basis through sales primarily in the southwestern United States.

     BASIS OF PRESENTATION. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1997 and 1998, the Company incurred net losses of $343,629 and $317,084, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $1,807,246 and $2,137,859 respectively, and its total liabilities exceeded its total assets by $1,777,886 and $2,094,970, respectively.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. ILX has funded the Company's cash shortfalls since inception. The Company filed a Form 10-SB Registration on November 4, 1998, which became effective by lapse of time on January 3, 1999. ILX intends to make a distribution of all of the shares of the Company's common stock which ILX holds to the ILX shareholders on a pro rata basis ("the Spin-Off"). The Company is attempting to obtain a credit facility to address its cash flow needs.

SIGNIFICANT ACCOUNTING POLICIES.

STOCK SPLIT

     On August 24, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a six-for-one stock split of the Company's issued and outstanding shares of common stock. The stock split has been retroactively reflected in the accompanying financial statements.

INVENTORIES

     Inventories are recorded at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments at the date placed in service, and amortized on the straight-line method over the term of the lease.

INCOME TAXES

     Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company provides for taxes as if the Company had operated on a stand-alone basis.

REVENUE RECOGNITION

     The Company recognizes sales of products when the products are shipped. Revenue from consigned goods is recognized when sold and is not considered significant to the operations of the Company.

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS
             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                       AND DECEMBER 31, 1997 ARE UNAUDITED

ACCOUNTING MATTERS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for fiscal years beginning after December 31, 1996. During 1997, SFAS No. 125 was adopted and had no impact on the Company's financial position, results of operations or of cash flows.

     The Company has adopted SFAS No. 128, "Earnings Per Share." Loss per share data in 1996 has been restated to reflect the adoption of SFAS No. 128. Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. During 1997, SFAS No. 129 was adopted and had no significant effect on the Company's disclosures about its capital structure.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. During 1998, SFAS No. 130 was adopted and had no material impact on the Company's financial statement presentation or related disclosures.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the personal care products industry. Revenue from the Company's only major customer is reported on the income statement under Affiliates.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company incurred a net loss of $317,084 during the year ended December 31, 1998, and as of that date, the Company's current liabilities exceeded its current assets by $2,137,859 and its total liabilities exceeded its total assets by $2,094,970. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In conjunction with the Spin-Off, the Company believes ILX will forgive the intercompany indebtedness from the Company to ILX of $2,333,635 at December 31, 1998. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. Post Spin-Off, the Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability.

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS
             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                       AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                                     1997           1998
                                                  ---------      ---------

     Leasehold improvements (Note 5)              $   2,600      $   2,600
     Furniture and fixtures (Note 5)                178,128        183,610
     Computer equipment                              77,087        102,107
                                                  ---------      ---------
          Total                                     257,815        288,317
     Less accumulated depreciation                 (204,499)      (245,428)
                                                  ---------      ---------
     Property and equipment, net                  $  53,316      $  42,889
                                                  =========      =========

NOTE 4. INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial statement and income tax reporting for certain transactions, primarily net operating loss carryover and amortization of start-up costs capitalized. Net deferred income taxes at December 31, 1998 consist of the following:

                                                     1997           1998
                                                  ---------      ---------

     Deferred income tax assets                   $ 467,012      $ 462,785
     Valuation allowance                           (467,012)      (462,785)
                                                  ---------      ---------
     Net deferred income tax asset                $      --      $      --
                                                  =========      =========

     The Company files its income tax returns as a member of the ILX consolidated income tax return. However, there is no formal income tax sharing agreement to allocate income taxes among the members of the consolidated group. Historically, the Company has not recorded an income tax benefit for losses it has incurred that were utilized or may be utilized by ILX.

     The Company has recorded a valuation allowance equal to its deferred tax asset at December 31, 1997 and 1998 because, on a stand-alone basis, the Company has never generated taxable income and there is insufficient evidence that temporary differences between financial and taxable income, as well as net operating loss carryovers, can be utilized to reduce future income taxes. This treatment results in no income tax benefit being recorded in 1997 and 1998.

     The Company has approximately $1,117,000 of federal and state net operating loss carryovers which will begin to expire in 2011 for federal and 2001 for state.

NOTE 5. LEASE COMMITMENTS

     OPERATING LEASES. The Company leases its facilities under an operating lease. The facilities are currently being leased under a renewable one-year option at an annual rate of $48,000. The Company also has an option to renew its lease annually through December 2000. Total rent expense for the years ended December 31, 1997 and 1998 was $48,000.

     CAPITAL LEASES. The Company leases furniture and fixtures and computer equipment under capital leases. Capital lease assets and accumulated amortization included in property and equipment in the accompanying financial statements as of December 31 are as follows:

                                                         1997         1998
                                                       -------      -------

     Furniture and fixtures and computer
       equipment                                       $97,400      $97,400
     Less accumulated amortization                      67,700       71,200
                                                       -------      -------
     Net                                               $29,700      $26,200
                                                       =======      =======

     Capital lease obligations at December 31 consist of the following

                                                         1997         1998
                                                       -------      -------

     Obligations under capital leases                  $60,736      $27,702
     Less amount representing interest                   5,816        1,531
                                                       -------      -------
                                                        54,920       26,171
     Less current portion                               30,964       26,171
                                                       -------      -------
     Long-term portion of capital lease
       obligations                                     $23,956      $    --
                                                       =======      =======

NOTE 6. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     For the Company's cash, the carrying amount is the fair value. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. The fair value of the Company's capital lease obligations approximates the terms in the marketplace under which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

NOTE 7. RELATED PARTIES

     Sales to affiliates for the years ended December 31, 1997 and 1998 were $274,501 and $258,052 representing approximately 81% and 86%, respectively, of total sales.

     Certain administrative expenses aggregating $19,800 and $9,800 during the years ended December 31, 1997 and 1998, respectively, have been allocated to the Company by ILX based on a budget formula that was agreed upon by ILX and its subsidiaries at the beginning of the respective year. Management of the Company believes that such allocation is reasonable.

     In December 1995, the Company sold its building to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995 and, in January 1996, payment by the affiliate of the $180,000 note collateralized by a deed of trust on the building. The Company leased back the building for a one-year term, with four one-year options to renew through December 2000. Rent of $48,000 was paid in 1997 and in 1998.

NOTE 8. SHAREHOLDERS' EQUITY

     On October 13, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of the Company's authorized shares of common stock to 50,000,000.