Form 10QSB
period 1999-03-31
SEDONA WORLDWIDE INC
filed 1999-05-17
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 1999              Commission File Number 0-25025
                      --------------                                     -------


                          SEDONA WORLDWIDE INCORPORATED
             (Exact name of registrant as specified in its charter)


            ARIZONA                                      86-0718104
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                 3840 North 16th Street, Phoenix, Arizona 85016
                 ----------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 602-263-9600
                                                            --------------

              ---------------------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          Class                                    Outstanding at March 31, 1999
-------------------------------                    -----------------------------
Common Stock, without par value                           4,200,000 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                                  BALANCE SHEET

                                                 December 31,         March 31,
                                                    1998                1999
                                                 -----------        -----------
                                                                    (Unaudited)
                                     ASSETS

Cash and cash equivalents                        $    68,406        $    14,908
Accounts receivable                                      786                422
Inventories                                          134,180            100,880
Prepaid and other                                     77,022             85,873
                                                 -----------        -----------
     Total current assets                            280,394            202,083

Property and equipment, net                           42,889             33,873
                                                 -----------        -----------

TOTAL ASSETS                                     $   323,283        $   235,956
                                                 ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES & CAPITAL DEFICIENCY:
  Accounts payable                               $    32,163        $    25,510
  Due to parent                                    2,333,635          2,305,515
  Accrued expenses                                    26,284             22,836
  Capital lease - current                             26,171             19,158
                                                 -----------        -----------
  Total current liabilities                        2,418,253          2,373,019
                                                 -----------        -----------
  Common stock                                     1,000,000          1,000,000
  Deficit                                         (3,094,970)        (3,137,063)
                                                 -----------        -----------

     Net capital deficiency                       (2,094,970)        (2,137,063)
                                                 -----------        -----------

       TOTAL LIABILITIES AND CAPITAL             $   323,283        $   235,956
                                                 ===========        ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1998             1999
                                                    ----------       ----------
Net Sales:

  Customers                                         $    6,830       $   34,750

  Affiliates                                            39,831           69,182
                                                    ----------       ----------

      Total net sales                                   46,661          103,932
                                                    ----------       ----------

Cost of sales:                                          34,374           65,349
                                                    ----------       ----------

  Gross profit                                          12,287           38,583

Sales, General & Administrative  Expense:               78,986           80,129
                                                    ----------       ----------

  Loss from operations                                 (66,699)         (41,546)

Interest expense                                         1,364              547
                                                    ----------       ----------

  Net Loss                                             (68,063)         (42,093)
                                                    ==========       ==========
Weighted average shares of common stock
 outstanding                                         4,200,000        4,200,000

  Basic net loss per share                          $    (0.02)      $    (0.01)
                                                    ==========       ==========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1998             1999
                                                    ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(68,063)         $(42,093)
  Depreciation and amortization                         7,445             9,872
  Decrease in accounts receivable                          72               364
  (Increase) decrease in inventory                    (51,845)           33,300
  (Increase) decrease in prepaid and other              2,731            (8,851)
  (Increase) decrease in accounts payable              59,596            (6,653)
  Decrease in accrued expense                          (3,260)           (3,448)
                                                     --------          --------

Net cash used in operating activities                 (53,324)          (17,509)
                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (1,390)             (856)
                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt and leases                (9,290)           (7,013)
  Advances from parent                                 56,116           (28,120)
                                                     --------          --------

Net cash provided by financing activities              46,826           (35,133)
                                                     --------          --------

DECREASE IN CASH                                       (7,888)          (53,498)

CASH AT BEGINNING OF PERIOD                            17,296            68,406
                                                     --------          --------
CASH AT END OF PERIOD                                $  9,408          $ 14,908
                                                     ========          ========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 1998 and 1999, the Company incurred net losses of $68,063 and $42,093, respectively, and, as of December 31, 1998 and March 31, 1999, the Company's current liabilities exceeded its current assets by $2,137,859 and $2,170,936 respectively, and its total liabilities exceeded its total assets by $2,094,970 and $2,137,063, respectively.

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ACCOUNTING MATTERS

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

NOTE 2. BUSINESS CONDITION

         As shown in the accompanying financial statements, the Company incurred a net loss of $42,093 during the three months ended March 31, 1999, and as of that date, the Company's current liabilities exceeded its current assets by $2,170,936 and its total liabilities exceeded its total assets by $2,137,063. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         In conjunction with the Spin-Off, the Company believes ILX will forgive the intercompany indebtedness from the Company to ILX of $2,305,515 at March 31, 1999. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. Post Spin-Off, the Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-QSB, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                     1998                 1999
                                                     ----                 ----
Net sales:
Sales to affiliates (1)                              85.4%                66.6%
Sales to non-affiliates                              14.6%                33.4%
                                                    -----                -----
Total sales                                         100.0%               100.0%
                                                    =====                =====
As a percentage of net sales:
Cost of sales                                        73.7%                62.9%
Contribution margin                                  26.3%                37.1%
Sales, general and administrative expense           169.3%                77.1%
Net Loss                                            145.9%                40.5%

----------
(1) Sales to affiliates consist of sales made to ILX. Sales to ILX are made at lower prices (generally cost plus a small mark up) than sales to non-affiliates.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1999

         Net sales increased 122% or $57,271 in 1999 to $103,932 from $46,661 in
1998 reflecting the emphasis on additional channels of distribution and changes in the ILX resorts' use of products as amenities and premiums. Cost of sales as a percentage of sales for 1999 of 62.9% is lower than 1998 of 73.7% because of a lower percentage of sales to ILX resorts, which have a lower profit margin.

         Sales, general and administrative expenses were comparable between periods.

         Interest expense decreased from $1,364 in 1998 to $547 in 1999 reflecting declining capital lease obligations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         There is no income tax benefit recorded in 1998 or 1999 because the Company has recorded a valuation allowance equal to its deferred tax asset at December 31, 1998 and March 31, 1999, respectively. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three-month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the three-month periods ended March 31, 1998 and 1999, cash used in operations was $53,324 and $17,509, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its majority parent, ILX. ILX advanced the Company $56,116 in the three months ended March 31, 1998 and the Company returned $28,120 in the three months ended March 31, 1999. ILX has funded the Company's cash shortfalls since inception and will continue to do so until the completion of the Spin-Off. As of March 31, 1999, the Company was indebted to ILX in an amount in excess of $2,305,000, which is expected to be forgiven in conjunction with the Spin-Off. Following the Spin-Off there can be no assurances that ILX will fund the Company's cash needs. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

         At December 31, 1998, the Company had approximately $1,117,000 of federal and state net operating loss ("NOL") carryforwards which will begin to expire in 2011 for federal income tax purposes and 2001 for state income tax purposes. Section 382 of the Internal Revenue Code imposes limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three-year period. Such a change is expected to result from the Spin-Off of the Company's Common Stock. As a result, following the Spin-Off, the limitations of Section 382 are expected to apply and may limit or deny the future utilization of the NOL by the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

USES OF CASH

         Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the three months ended March 31, 1998 and 1999 was $1,390 and $857, respectively.

CREDIT FACILITIES AND CAPITAL

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the three months ended March 31, 1998 or 1999.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

         The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM V. OTHER INFORMATION

         None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

          (i)  Exhibits

               Exhibit No.             Description
               -----------             -----------

                   27         Financial Data Schedule (filed herewith)

          (ii) Reports on Form 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                          SEDONA WORLDWIDE INCORPORATED
                                  (Registrant)



                           /s/ Patrick J. McGroder III
                        ---------------------------------
                             Patrick J. McGroder III
                              Chairman of the Board



                               /s/ Mia A. Martori
                        ---------------------------------
                                 Mia A. Martori
                        Director, President and Treasurer




                              /s/ Stephen W. Morgan
                        ---------------------------------
                                Stephen W. Morgan
                           Chief Financial Officer of
                            ILX Resorts Incorporated
                           (acting principal financial
                             and accounting officer)


Date: As of May 14, 1999