Form 10KSB40/A
period 1998-12-31
SEDONA WORLDWIDE INC
filed 1999-06-08
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                AMENDMENT NO. 1


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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of June, 1999.

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

        Signatures                  Title                              Date
        ----------                  -----                              ----

/s/ Patrick J. McGroder III       Chairman of the Board           June 4, 1999
----------------------------
Patrick J. McGroder III

/s/ Mia A. Martori                Director, President and         June 4, 1999
----------------------------      Treasurer
Mia A. Martori

/s/ Stephen W. Morgan             Chief Financial Officer of      June 4, 1999
----------------------------      ILX Resorts Incorporated
Stephen W. Morgan                 (acting principal financial
                                  and accounting officer)

/s/ Todd Fisher                   Director                        June 4, 1999
----------------------------
Todd Fisher

/s/ James W. Myers                Director                        June 4, 1999
----------------------------
James W. Myers

/s/ Robert Shields                Director                        June 4, 1999
----------------------------
Robert Shields

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

                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                F-2

Financial Statements:
   Balance Sheets at December 31, 1997 and 1998                             F-3

   Statements of Operations for the years ended December 31, 1996,
      1997, and 1998                                                        F-4

   Statements of Stockholders' Net Capital Deficiency for the years
      ended December 31, 1996, 1997, and 1998                               F-5

   Statements of Cash Flows for the years ended December 31, 1996,
     1997, and 1998                                                         F-6

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


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
of Sedona Worldwide Incorporated


We have audited the accompanying balance sheets of Sedona Worldwide Incorporated as of December 31, 1998 and 1997, and the related statements of operations, stockholders' net capital deficiency and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sedona Worldwide Incorporated as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


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


Salt Lake City, Utah
May 13, 1999

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority-owned Subsidiary of ILX Resorts Incorporated)
                                  BALANCE SHEETS

                                      ASSETS


                                                              December 31,
                                                     --------------------------
                                                         1997           1998
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $    17,296    $    68,406
  Accounts receivable                                      1,866            786
  Inventories                                             75,933        134,180
  Prepaid expenses and other current assets               37,581         77,022
                                                     -----------    -----------
  Total current assets                                   132,676        280,394
                                                     -----------    -----------
Property and equipment, net (Notes 3 and 5)               53,316         42,889
                                                     -----------    -----------
    TOTAL ASSETS                                     $   185,992    $   323,283
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                   $    12,454    $    32,163
  Due to parent                                        1,866,583      2,333,635
  Accrued expenses                                        29,921         26,284
  Current portion of capital lease obligations
    (Note 5)                                              30,964         26,171
                                                     -----------    -----------
    Total current liabilities                          1,939,922      2,418,253
                                                     -----------    -----------

CAPITAL LEASE OBLIGATIONS - Less current
  portion (Note 5)                                        23,956             --
                                                     -----------    -----------
  Total liabilities                                    1,963,878      2,418,253
                                                     -----------    -----------

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

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority owned Subsidiary of ILX Resorts Incorporated)
                            STATEMENTS OF OPERATIONS


                                                 Year Ended December 31,
                                      ------------------------------------------
                                          1996          1997           1998
                                      -----------    -----------    -----------
NET SALES (Note 7):
  Customers                           $   157,123    $    66,472    $    42,964
  Affiliates                              384,874        274,501        258,052
                                      -----------    -----------    -----------
      Total net sales                     541,997        340,973        301,016


COST OF SALES                             341,233        237,503        195,895
                                      -----------    -----------    -----------
      Gross profit                        200,764        103,470        105,121

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES (Note 7)        514,772        438,222        415,843
                                      -----------    -----------    -----------

LOSS FROM OPERATIONS                     (314,008)      (334,752)      (310,722)
INTEREST EXPENSE                           17,256          8,877          6,362
                                      -----------    -----------    -----------
NET LOSS                              ($  331,264)   ($  343,629)   ($  317,084)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING              4,200,000      4,200,000      4,200,000
                                      ===========    ===========    ===========
BASIC AND DILUTED NET LOSS
  PER SHARE                           ($     0.08)   ($     0.08)   ($     0.08)
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

                            SEDONA WORLDWIDE INCORPORATED
            (A Majorityowned Subsidiary of ILX Resorts Incorporated)
                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($331,264)    ($343,629)    ($317,084)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                             59,064        62,404        40,929
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable              (2,677)        3,725         1,080
      (Increase) decrease in inventory                       (21,013)       82,948       (58,247)
      Increase in prepaid expenses and other assets          (18,573)      (14,107)      (39,441)
      Decrease (increase) in accounts payable                (33,249)       (4,745)       19,709
      Decrease in accrued expenses                           (35,370)      (14,179)       (3,637)
                                                           ---------     ---------     ---------
        Net cash used in operating activities               (383,082)     (227,583)     (356,691)
                                                           ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                      (890)      (21,138)      (30,502)
                                                           ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital
    lease obligations                                        (58,816)      (45,759)      (28,749)
  Advances from parent                                       446,964       289,450       467,052
                                                           ---------     ---------     ---------
        Net cash provided by financing activities            388,148       243,691       438,303
                                                           ---------     ---------     ---------
INCREASE (DECREASE) IN CASH                                    4,176        (5,030)       51,110
CASH, BEGINNING OF PERIOD                                     18,150        22,326        17,296
                                                           ---------     ---------     ---------
CASH, END OF PERIOD                                        $  22,326     $  17,296     $  68,406
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