Form 10KSB40/A
period 1998-12-31
SEDONA WORLDWIDE INC
filed 1999-06-15
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                AMENDMENT NO. 2


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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of June, 1999.

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

        Signatures                  Title                              Date
        ----------                  -----                              ----

/s/ Patrick J. McGroder III       Chairman of the Board           June 11, 1999
----------------------------
Patrick J. McGroder III

/s/ Mia A. Martori                Director, President and         June 11, 1999
----------------------------      Treasurer
Mia A. Martori

/s/ Stephen W. Morgan             Chief Financial Officer of      June 11, 1999
----------------------------      ILX Resorts Incorporated
Stephen W. Morgan                 (acting principal financial
                                  and accounting officer)

/s/ Todd Fisher                   Director                        June 11, 1999
----------------------------
Todd Fisher

/s/ James W. Myers                Director                        June 11, 1999
----------------------------
James W. Myers

/s/ Robert Shields                Director                        June 11, 1999
----------------------------
Robert Shields

                                EXPLANATORY NOTE

This amendment to Sedona Worldwide Incorporated's Annual Report on Form 10-KSB is filed for the sole purpose of removing the paragraph on page F-1, Index to Financial Statements, that makes reference to unaudited 1996 and 1997 financial statements. The 1996 and 1997 financial statements are audited.

ITEM 7. FINANCIAL STATEMENTS

     See the information set forth on Index to Financial Statements appearing on page F-1 of this Report on Form 10-KSB.


                         INDEX TO FINANCIAL STATEMENTS

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