Form 10QSB
period 1999-06-30
SEDONA WORLDWIDE INC
filed 1999-08-13
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 1999               Commission File Number 0-25025
                      -------------                                      -------

                          SEDONA WORLDWIDE INCORPORATED
             (Exact name of registrant as specified in its charter)


             ARIZONA                                    86-0718104
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                 3840 North 16th Street, Phoenix, Arizona 85016
                 ----------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 602-263-9600
                                                            ------------

              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                Class                               Outstanding at June 30, 1999
-------------------------------                     ----------------------------
Common Stock, without par value                            4,200,000 shares

                                     PART I

ITEM I.   FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                                  BALANCE SHEET

                                                 December 31,         June 30,
                                                    1998                1999
                                                 -----------        -----------
                                                                    (Unaudited)
                                     ASSETS

Cash and cash equivalents                        $    68,406        $     7,097

Accounts receivable                                      786                 --

Inventories                                          134,180            104,022

Prepaid and other                                     77,022             91,419
                                                 -----------        -----------

     Total current assets                            280,394            202,538

Property and equipment, net                           42,889             24,001
                                                 -----------        -----------

     TOTAL ASSETS                                $   323,283        $   226,539
                                                 ===========        ===========

                       LIABILITIES AND CAPITAL DEFICIENCY

Accounts payable                                 $    32,163        $    24,103

Due to parent                                      2,333,635          2,363,946

Accrued expenses                                      26,284             27,655

Capital lease - current                               26,171             11,985
                                                 -----------        -----------

     Total current liabilities                     2,418,253          2,427,689
                                                 -----------        -----------

Common stock                                       1,000,000          1,000,000

Deficit                                           (3,094,970)        (3,201,150)
                                                 -----------        -----------

     Net capital deficiency                       (2,094,970)        (2,201,150)
                                                 -----------        -----------

          TOTAL LIABILITIES AND CAPITAL          $   323,283        $   226,539
                                                 ===========        ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          Three months ended June 30,    Six months ended June 30,
                                          ---------------------------    -------------------------
                                             1998            1999            1998          1999
                                          -----------     -----------    -----------    -----------
Net Sales:

 Customers                                $    11,258     $    11,860    $    18,088    $    46,610

 Affiliates                                    54,367          74,801         94,198        143,983
                                          -----------     -----------    -----------    -----------

     Total net sales                           65,625          86,661        112,286        190,593
                                          -----------     -----------    -----------    -----------

Cost of sales:                                 46,237          54,761         80,611        120,110
                                          -----------     -----------    -----------    -----------

     Gross profit                              19,388          31,900         31,675         70,483

Sales, General & Administrative Expense:      111,678          95,590        190,664        175,719
                                          -----------     -----------    -----------    -----------

     Loss from operations                     (92,290)        (63,690)      (158,989)      (105,236)

Interest expense                                1,075             397          2,439            944
                                          -----------     -----------    -----------    -----------

     Net Loss                                  93,365         (64,087)      (161,428)      (106,180)
                                          ===========     ===========    ===========    ===========

Weighted average shares of common
  stock outstanding                         4,200,000       4,200,000      4,200,000      4,200,000

     Basic net loss per share             $     (0.02)    $     (0.02)   $     (0.04)   $     (0.03)
                                          ===========     ===========    ===========    ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six months ended June 30,
                                                     --------------------------
                                                       1998              1999
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $(161,428)       $(106,180)

  Depreciation and amortization                         18,797           19,744

  Decrease in accounts receivable                           72              786

  (Increase) decrease in inventory                     (65,231)          30,158

  Increase in prepaid and other                        (14,210)         (14,397)

  Increase (decrease) in accounts payable               13,024           (8,060)

  Increase (decrease) in accrued expense               (10,158)           1,371
                                                     ---------        ---------
Net cash used in operating activities                 (219,134)         (76,578)
                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                   (19,411)            (856)
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on debt and leases                (15,592)         (14,186)

  Advances from parent                                 240,057           30,311
                                                     ---------        ---------

Net cash provided by financing activities              224,465           16,125
                                                     ---------        ---------

DECREASE IN CASH                                       (14,080)         (61,309)

CASH AT BEGINNING OF PERIOD                             17,296           68,406
                                                     ---------        ---------
CASH AT END OF PERIOD                                $   3,216        $   7,097
                                                     =========        =========

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended June 30, 1998 and 1999, the Company incurred net losses of $93,365 and $64,087, respectively, and during the six months ended June 30, 1998 and 1999, the Company incurred net losses of $161,428 and $106,180, respectively. As of December 31, 1998 and June 30, 1999, the Company's current liabilities exceeded its current assets by $2,137,859 and $2,225,151 respectively, and its total liabilities exceeded its total assets by $2,094,970 and $2,201,150, respectively.

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

NOTE 2. BUSINESS CONDITION

         As shown in the accompanying financial statements, the Company incurred net losses of $64,087 and $106,180 during the three- and six-month periods ended June 30, 1999, and as of the six months ended June 30, 1999, the Company's current liabilities exceeded its current assets by $2,225,151 and its total liabilities exceeded its total assets by $2,201,150. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         In conjunction with the Spin-Off, the Company believes ILX will forgive the intercompany indebtedness from the Company to ILX of $2,363,946 at June 30, 1999. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. Post Spin-Off, the Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability.

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

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                           -----------------    ----------------
                                            1998       1999      1998      1999
                                            ----       ----      ----      ----
Net sales:
Sales to affiliates (1)                     82.8%      86.3%     83.9%     75.5%
Sales to non-affiliates                     17.2%      13.7%     16.1%     24.5%
                                           -----      -----     -----     -----
Total sales                                100.0%     100.0%    100.0%    100.0%
                                           =====      =====     =====     =====
As a percentage of net sales:
Cost of sales                               70.5%      63.2%     71.8%     63.0%
Contribution margin                         29.5%      36.8%     28.2%     37.0%
Sales, general and administrative expense  170.2%     110.3%    169.8%     92.2%
Net Loss                                   140.6%      73.5%    141.6%     55.2%
----------
(1) Sales to affiliates consist of sales made to ILX. Sales to ILX are made at lower prices (generally cost plus a small mark up) than sales to non-affiliates.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

         Net sales increased 32% or $21,036 to $86,661 for the three months ended June 30, 1999 from $65,625 for the same period in 1998 and increased 70% or $78,307 to $190,593 for the six months ended June 30, 1999 from $112,286 for the same period in 1998, reflecting the emphasis on additional channels of distribution, use of products as premiums by an additional ILX sales office and higher product pricing.

         Cost of sales as a percentage of sales decreased to 63.2% for the three months ended June 30, 1999 from 70.5% for the same period in 1998 and decreased to 63.0% for the six months ended June 30, 1999 from 71.8% for the same period in 1998, reflecting higher product prices.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Sales, general and administrative expenses decreased $16,088 to $95,590 for the three months ended June 30, 1999 from $111,678 for the same period in 1998 and decreased $14,945 to $175,719 for the six months ended June 30, 1999, from $190,664 for the same period in 1998, reflecting cost reductions in printing and supplies.

         Interest expense decreased to $397 for the three months ended June 30, 1999 from $1,075 for the same period in 1998, and decreased to $944 for the six months ended June 30, 1999 from $2,439 for the same period in 1998, reflecting declining capital lease obligations.

         There is no income tax benefit recorded in 1998 or 1999 because the Company has recorded a valuation allowance equal to its deferred tax asset at December 31, 1998 and June 30, 1999, respectively. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three- and six-month periods ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the six-month periods ended June 30, 1998 and 1999, cash used in operations was $219,134 and $76,578, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its majority parent, ILX. ILX advanced the Company $240,057 and $30,311 in the six-month periods ended June 30, 1998 and 1999, respectively. ILX has funded the Company's cash shortfalls since inception and will continue to do so until the completion of the Spin-Off. As of June 30, 1999, the Company was indebted to ILX in an amount in excess of $2,363,000, which is expected to be forgiven in conjunction with the Spin-Off. Following the Spin-Off there can be no assurances that ILX will fund the Company's cash needs. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

USES OF CASH

         Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the six-month periods ended June 30, 1998 and 1999 was $19,411 and $856, respectively.

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the three- and six-month periods ended June 30, 1998 or 1999.

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

                  None

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


Date: As of August 10, 1999