Form 10QSB
period 1999-09-30
SEDONA WORLDWIDE INC
filed 1999-11-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1999          Commission File Number 0-25025
                      ------------------                                 -------


                          SEDONA WORLDWIDE INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                    86-0718104
-------------------------------             ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                              Outstanding at November 12, 1999
-------------------------------                ---------------------------------
Common Stock, without par value                         4,200,000 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                                  BALANCE SHEET

                                                    December 31,   September 30,
                                                       1998            1999
                                                    ------------   -------------
                                                                    (Unaudited)

                                     ASSETS

     Cash and cash equivalents                      $    68,406     $     5,013
     Accounts receivable                                    786             391
     Inventories                                        134,180         132,472
     Prepaid and other                                   77,022          80,966
                                                    -----------     -----------

         Total current assets                           280,394         218,842
     Property and equipment, net                         42,889          30,117
                                                    -----------     -----------

         TOTAL ASSETS                               $   323,283     $   248,959
                                                    ===========     ===========

                       LIABILITIES AND CAPITAL DEFICIENCY

     Accounts payable                               $    32,163     $     3,169
     Due to parent                                    2,366,635       2,492,096
     Accrued expenses                                    26,284          30,744
     Capital lease - current                             26,171           4,627
                                                    -----------     -----------

         Total current liabilities                    2,451,253       2,530,636
                                                    -----------     -----------

     Common stock                                     1,000,000       1,000,000
     Deficit                                         (3,127,970)     (3,281,677)
                                                    -----------     -----------

         Net capital deficiency                      (2,127,970)     (2,281,677)
                                                    -----------     -----------

              TOTAL LIABILITIES AND CAPITAL         $   323,283     $   248,959
                                                    ===========     ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                           --------------------------    --------------------------
                                              1998           1999           1998           1999
                                           -----------    -----------    -----------    -----------
Net Sales:
     Customers                             $     9,289    $    11,380    $    27,377    $    57,990
     Affiliates                                 67,811         81,505        162,009        225,488
                                           -----------    -----------    -----------    -----------

         Total net sales                        77,100         92,885        189,386        283,478
                                           -----------    -----------    -----------    -----------

Cost of sales:                                  52,856         59,284        133,467        179,394
                                           -----------    -----------    -----------    -----------

     Gross profit                               24,244         33,601         55,919        104,084
Sales, General & Administrative Expense:       102,806         80,918        293,470        256,637
                                           -----------    -----------    -----------    -----------

     Loss from operations                      (78,562)       (47,317)      (237,551)      (152,553)
Interest expense                                   871            210          3,310          1,154
                                           -----------    -----------    -----------    -----------

     Net Loss                                  (79,433)       (47,527)      (240,861)      (153,707)
                                           ===========    ===========    ===========    ===========

Weighted average shares of common stock
  outstanding                                4,200,000      4,200,000      4,200,000      4,200,000

     Basic net loss per share              $     (0.02)   $     (0.01)   $     (0.06)   $     (0.04)
                                           ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                         1998           1999
                                                       ---------      ---------

Cash flows from OPERATING activities:
    Net loss                                           $(240,861)     $(153,707)
    Depreciation and amortization                         30,608         29,650
    Decrease in accounts receivable                          892            395
    (Increase) decrease in inventory                     (49,866)         1,708
    Increase in prepaid and other                        (16,407)        (3,944)
    Increase (decrease) in accounts payable                7,198        (28,994)
    Increase (decrease) in accrued expense                (9,088)         4,460
                                                       ---------      ---------

Net cash used in operating activities                   (277,524)      (150,432)
                                                       ---------      ---------
Cash flows from INVESTING activities:
     Purchase of property and equipment                  (22,034)       (16,879)
                                                       ---------      ---------
Cash flows from FINANCING activities:
    Principal payments on debt and leases                (22,076)       (21,544)
    Advances from parent                                 327,854        125,461
                                                       ---------      ---------

Net cash provided by financing activities                305,778        103,917
                                                       ---------      ---------

INCREASE/(decrease) in cash                                6,220        (63,393)

Cash at beginning of period                               17,296         68,406
                                                       ---------      ---------

Cash at end of period                                  $  23,516      $   5,013
                                                       =========      =========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended September 30, 1998 and 1999, the Company incurred net losses of $(79,433) and $(47,527), respectively, and during the nine months ended September 30, 1998 and 1999, the Company incurred net losses of $(240,861) and $(153,707), respectively. As of December 31, 1998 and September 30, 1999, the Company's current liabilities exceeded its current assets by $2,170,859 and $2,311,794 respectively, and its total liabilities exceeded its total assets by $2,127,970 and $2,281,677, respectively.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. ILX has funded the Company's cash shortfalls since inception. The Company filed a registration statement on Form 10-SB on November 4, 1998, to register its common stock under the Securities Exchange Act of 1934, as amended. The registration statement became effective by lapse of time on January 3, 1999. ILX intends to make a distribution of all of the shares of the Company's common stock which ILX holds to the ILX shareholders on a pro rata basis ("the Spin-Off"). The Company is attempting to obtain a credit facility to address its cash flow needs.

STOCK SPLIT

     On August 24, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a nine-for-one stock split of the Company's issued and outstanding shares of common stock. The stock split has been retroactively reflected in the accompanying financial statements.

INVENTORIES

     Inventories are recorded at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments on the date placed in service, and amortized using the straight-line method over the term of the lease.

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)

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

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 was adopted by the Company in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the nine months ended September 30, 1998 or September 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which was effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the personal care products industry. Revenue from the Company's only significant customer, ILX, is reported on the income statement under Affiliates.

NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company incurred net losses of $(47,527) and $(153,707) during the three- and nine-month periods ended September 30, 1999, and as of the nine months ended September 30, 1999, the Company's current liabilities exceeded its current assets by $2,311,794 and its total liabilities exceeded its total assets by $2,281,677. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In conjunction with the Spin-Off, the Company believes ILX will forgive the intercompany indebtedness from the Company to ILX of $2,492,096 at September 30, 1999. However, the Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities under consideration that could potentially generate sufficient additional sales to generate profits, there can be no assurance that such opportunities will be realized or that, even if realized, they will result in a profit to the Company. Based upon the Company's historical results, revenues generated from current sources are insufficient to support the Company's ongoing working capital needs. Post Spin-Off, the Company may pursue debt or equity financing or a business combination that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available, that any desired business combination will be consummated or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. The Company does not currently have any agreements, binding or non-binding, related to any potential financing, business combination or marketing or distribution activities.

NOTE 3. SUBSEQUENT EVENTS

     In October 1999, ILX agreed to provide up to $200,000 of working capital financing to the Company through November 30, 2000. This agreement was executed in anticipation of the distribution by ILX of all of its shares of the Company, representing 80% of the Company's total outstanding shares of Common Stock. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum with interest payable monthly. The entire unpaid principal amount will be due on December 31, 2000.

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

     In November 1998, the Company filed a registration statement on Form 10-SB to register its Common Stock under the Securities Exchange Act of 1934, as amended (SEC File No. 000-25025). This registration statement was filed in contemplation of a distribution by ILX of the 3,360,000 shares of the Company's outstanding stock held by ILX. These shares, representing 80% of the Company's total outstanding shares, will be distributed to ILX's shareholders on a pro rata basis as a dividend to those shareholders (the "Spin-Off"). Subject to the completion of that review by the SEC, ILX intends to effect the Spin-Off as of December 1, 1999 or as soon thereafter as practicable.

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           1998      1999        1998      1999
                                          -----     -----       -----     -----
Net sales:
Sales to affiliates (1)                    88.0%     87.7%       85.5%     79.5%
Sales to non-affiliates                    12.0%     12.3%       14.5%     20.5%
                                          -----     -----       -----     -----
Total sales                               100.0%    100.0%      100.0%    100.0%
                                          =====     =====       =====     =====
As a percentage of net sales:
Cost of sales                              68.6%     63.8%       70.5%     63.3%
Contribution margin                        31.4%     36.2%       29.5%     36.7%
Sales, general and administrative
  expense                                 133.3%     87.1%      155.0%     90.5%
Net Loss                                  103.0%     51.2%      127.2%     54.2%
----------
(1) Sales to affiliates consist of sales made to ILX. Sales to ILX are made at lower prices (generally cost plus a small mark up) than sales to non-affiliates.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales increased 20% or $15,785 to $92,885 for the three months ended September 30, 1999 from $77,100 for the same period in 1998 and increased 50% or $94,092 to $283,478 for the nine months ended September 30, 1999 from $189,386 for the same period in 1998, reflecting the emphasis on additional channels of distribution, use of products as premiums by an additional ILX sales office and higher product pricing.

     Cost of sales as a percentage of sales decreased to 63.8% for the three months ended September 30, 1999 from 68.6% for the same period in 1998 and decreased to 63.3% for the nine months ended September 30, 1999 from 70.5% for the same period in 1998, reflecting higher product prices.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Sales, general and administrative expenses decreased $21,888 to $80,918 for the three months ended September 30, 1999 from $102,806 for the same period in 1998 and decreased $36,833 to $256,637 for the nine months ended September 30, 1999, from $293,470 for the same period in 1998, reflecting cost reductions in printing, supplies and advertising.

     Interest expense decreased to $210 for the three months ended September 30, 1999 from $871 for the same period in 1998, and decreased to $1,154 for the nine months ended September 30, 1999 from $3,310 for the same period in 1998, reflecting declining capital lease obligations.

     There is no income tax benefit recorded in 1998 or 1999 because the Company has recorded a valuation allowance equal to its deferred tax asset at December 31, 1998 and September 30, 1999, respectively. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three- and nine-month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the nine-month periods ended September 30, 1998 and 1999, cash used in operations was $277,524 and $150,432, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its majority parent, ILX. ILX advanced the Company $327,854 and $125,461 in the nine-month periods ended September 30, 1998 and 1999, respectively. ILX has funded the Company's cash shortfalls since inception and has agreed to continue to do so until the completion of the Spin-Off, although it has no obligation to do so. As of September 30, 1999, the Company was indebted to ILX in an amount in excess of $2,492,000, which is expected to be forgiven in conjunction with the Spin-Off. Following the Spin-Off ILX has agreed to provide up to $200,000 of working capital financing through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum and is payable monthly. The entire unpaid principal will be due on December 21, 2000. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

     In light of the Company's inability to operate profitably, its independent auditors have qualified their opinion as to the Company's financial statements for the years ended December 31, 1997 and 1998 with a statement that the Company may be unable to continue as a "going concern." The Company's management believes that the principal reason for its inability to generate additional revenues is the lack of a larger customer base and the marketing resources needed to attract such customers. The Company intends to address these issues by seeking to obtain third party financing to be used to more aggressively market its products and services and/or by seeking to identify a suitable third party with whom it may enter into a merger, acquisition or other business combination. However, the Company currently has no agreement, binding or non-binding, of any nature for any such financing or any such business combination and there can be no assurance that it will be able to complete any such transaction or that, even if completed, they will adequately address the Company's liquidity problems. As discussed below, if the Company is unable to generate revenues in excess of its expenses it may be unable to continue as a going concern.

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

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the nine-month periods ended September 30, 1998 and 1999 was $22,034 and $16,879, respectively.

CREDIT FACILITIES AND CAPITAL

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls. As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Further, any issuance of additional equity or debt securities by the Company to raise additional capital or in connection with any future business combination could result in further dilution to the Company's stockholders, including those who receive shares as a result of the Spin-Off. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company has identified all significant in-house applications that will require modifications or upgrades to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and upgrades and to test Year 2000 Compliance. The modification and upgrade of all significant applications has been completed. In addition, the Company will seek to ensure that computer applications that it purchases in the future will not have any Year 2000 Compliance issues.

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

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Since the Company commenced its assessment of its Year 2000 Compliance during early 1998, it has expended approximately $18,000, consisting primarily of software purchases and associated training and consultation services. In addition, certain employees of the Company and ILX have devoted a portion of their time to assessing and implementing the Company's Year 2000 Compliance, the costs of which have not been separately allocated by the Company. The Company anticipates that its additional expenses to be incurred in the future related to Year 2000 Compliance will not exceed $10,000. These costs and the date on which the Company plans to complete the Year 2000 Compliance modifications, upgrades and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     The Company has developed a contingency plan in the event that any of its systems or the systems of any third party with which it has a material relationship are not Year 2000 compliant. In the event that the Company is vulnerable to any such Year 2000 Compliance issue, the worst case scenario could include an inability to process orders or properly bill and collect its accounts receivable and it could be forced to suspend its operations and/or become unable to collect certain accounts owed to it.

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the three- and nine-month periods ended September 30, 1998 or 1999.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.    Description
          -----------    -----------
              10         Letter  agreement,  dated as of October 28, 1999, among
                         the Company and ILX Resorts Incorporated  (incorporated
                         by  reference  from  Amendment  No. 2 to the  Company's
                         registration   statement   on  Form  10-SB,   File  No.
                         000-25025, filed November 12, 1999)

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

Date: As of November 10, 1999