Form 10QSB/A
period 1999-06-30
SEDONA WORLDWIDE INC
filed 1999-11-23
CIK 1072971

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

                                EXPLANATORY NOTE

This amendment is filed for the purpose of making the following changes to the Sedona Worldwide Incorporated Form 10-QSB for the quarter ended June 30, 1999:

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

                                     PART I

ITEM I.   FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
            (A MAJORITY-OWNED SUBSIDIARY OF ILX RESORTS INCORPORATED)
                                  BALANCE SHEET

                                                 December 31,         June 30,
                                                    1998                1999
                                                 -----------        -----------
                                                                    (Unaudited)
                                     ASSETS

Cash and cash equivalents                        $    68,406        $     7,097

Accounts receivable                                      786                 --

Inventories                                          134,180            104,022

Prepaid and other                                     77,022             91,419
                                                 -----------        -----------

     Total current assets                            280,394            202,538

Property and equipment, net                           42,889             24,001
                                                 -----------        -----------

     TOTAL ASSETS                                $   323,283        $   226,539
                                                 ===========        ===========

                       LIABILITIES AND CAPITAL DEFICIENCY

Accounts payable                                 $    32,163        $    24,103

Due to parent                                      2,366,635          2,396,946

Accrued expenses                                      26,284             27,655

Capital lease - current                               26,171             11,985
                                                 -----------        -----------

     Total current liabilities                     2,451,253          2,460,689
                                                 -----------        -----------

Common stock                                       1,000,000          1,000,000

Deficit                                           (3,127,970)        (3,234,150)
                                                 -----------        -----------

     Net capital deficiency                       (2,127,970)        (2,234,150)
                                                 -----------        -----------

          TOTAL LIABILITIES AND CAPITAL          $   323,283        $   226,539
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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended June 30, 1998 and 1999, the Company incurred net losses of $93,365 and $64,087, respectively, and during the six months ended June 30, 1998 and 1999, the Company incurred net losses of $161,428 and $106,180, respectively. As of December 31, 1998 and June 30, 1999, the Company's current liabilities exceeded its current assets by $2,170,859 and $2,258,151 respectively, and its total liabilities exceeded its total assets by $2,127,970 and $2,234,150, respectively.

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

NOTE 2. BUSINESS CONDITION

         As shown in the accompanying financial statements, the Company incurred net losses of $64,087 and $106,180 during the three- and six-month periods ended June 30, 1999, and as of the six months ended June 30, 1999, the Company's current liabilities exceeded its current assets by $2,258,151 and its total liabilities exceeded its total assets by $2,234,150. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         In conjunction with the Spin-Off, the Company believes ILX will forgive the intercompany indebtedness from the Company to ILX of $2,396,946 at June 30, 1999. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. Post Spin-Off, the Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the six-month periods ended June 30, 1998 and 1999, cash used in operations was $219,134 and $76,578, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its majority parent, ILX. ILX advanced the Company $240,057 and $30,311 in the six-month periods ended June 30, 1998 and 1999, respectively. ILX has funded the Company's cash shortfalls since inception and will continue to do so until the completion of the Spin-Off. As of June 30, 1999, the Company was indebted to ILX in an amount in excess of $2,396,000, which is expected to be forgiven in conjunction with the Spin-Off. Following the Spin-Off there can be no assurances that ILX will fund the Company's cash needs. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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


Date: As of November 22, 1999