Form 10KSB40/A
period 1998-12-31
SEDONA WORLDWIDE INC
filed 1999-11-26
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 3


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

                                EXPLANATORY NOTE

This amendment is filed for the purpose of making the following changes to the Sedona Worldwide Incorporated Form 10-KSB for the year ended December 31, 1998:

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

On November 12, 1999, Sedona Worldwide Incorporated filed Amendment No. 2 to Form 10-SB. Please refer to that and following amendments for updated financial information and subsequent events.

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1996        1997        1998
                                                 -----       -----       -----
Net sales:
Sales to affiliates (1)                           71.0%       80.5%       85.7%
Sales to non-affiliates                           29.0%       19.5%       14.3%
                                                 -----       -----       -----
Total sales                                      100.0%      100.0%      100.0%
                                                 =====       =====       =====

As a percentage of net sales:
Cost of sales                                     63.0%       69.7%       65.1%
Contribution margin                               37.0%       30.3%       34.9%
Selling, general and administrative
  expense                                         95.0%      138.2%      138.1%
Net Loss                                          61.1%      110.5%      105.3%
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

     Selling, general and administrative expenses decreased from $471,000 in 1997 to $416,000 in 1998, consistent with the reduction of test marketing and distribution methods described above.

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

     Selling, general and administrative expenses decreased from $515,000 in 1996 to $471,000 in 1997 as a result of a reduction in sales and marketing expenses associated with the discontinuation of the trial marketing and distribution programs earlier described.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the twelve-month periods ended December 31, 1996, 1997 and 1998, cash used in operations was $383,082, $260,583 and $356,691, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its majority parent ILX. ILX advanced the Company $446,964, $322,450 and $467,052 in the twelve-month periods ended December 31, 1996, 1997 and 1998, respectively. ILX has funded the Company's cash shortfalls since inception. As of December 31, 1999, the Company was indebted to ILX in an amount in excess of $2,366,000, which is expected to be forgiven in conjunction with the Spin-Off. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate pus 3% per annum and is payable monthly. The entire unpaid principal will be due on December 31, 2000.

     Without such commitment, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements over the next twelve months. The Company expects to generate gross profit (revenue less cost of sales) of $120,000 over the next twelve months. During this same period the Company expects to generate operating expenses of $300,000 that will be provided for through a combination of financing from ILX as well as the Company's gross profit. These anticipated expenses include approximately $20,000 of legal and accounting costs associated with satisfying the Company's future reporting obligations under the Exchange Act for the next twelve months. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company. In light of the Company's inability to operate profitably, its independent auditors have qualified their opinion as to the Company's financial statements for the years ended December 31, 1997 and 1998 with a concern that the Company may be unable to continue operating as a "going concern." A copy of this opinion is included at Page F-2 of this filing. The Company's management believes that the principal reason for its inability to generate additional revenues is the lack of a larger customer base and the marketing resources needed to attract such customers. The Company intends to address these issues by seeking to obtain third party financing to be used to more aggressively market its products and services and/or by seeking to identify a suitable third party with whom it may enter into a merger, acquisition or other business combination. However, the Company currently has no agreements, binding or non-binding, of any nature for any such financing or any such business combination and there can be no assurance that it will be able to complete either of such transactions or that, even if completed, that they will adequately address the Company's liquidity problems. As discussed below, if the Company is unable to generate revenues in excess of its expenses, it may be unable to continue as a going concern.

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

     At December 31,1998, the Company had approximately $1,117,000 of federal and state net operating loss ("NOL") carryforwards which will begin to expire in 2011 for federal income tax purposes and 2001 for state income tax purposes.
Section 382 of the Internal Revenue Code imposes limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three-year period. Such a change is expected to result from the Spin-Off of the Company's Common Stock. As a result, following the SpinOff, the limitations of
Section 382 are expected to apply and may limit or deny the future utilization of the NOL by the Company.

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the twelve-month periods ended December 31,1996, 1997 and 1998 was $890, $21,138 and $30,502,
respectively.

CREDIT FACILITIES AND CAPITAL RESOURCES

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin--Off, ILX does not intend to fund the Company's future cash shortfalls. As a result the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Further, any issuance of additional equity or debt securities by the Company to raise additional capital or in connection with any future business combination could result in further dilution to the Company's' stockholders, including those who receive shares as a result of the Spin--Off. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

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

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November, 1999.

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

        Signatures                  Title                            Date
        ----------                  -----                            ----

/s/ Patrick J. McGroder III       Chairman of the Board        November 23, 1999
----------------------------
Patrick J. McGroder III

/s/ Mia A. Martori                Director, President and      November 23, 1999
----------------------------      Treasurer
Mia A. Martori

/s/ Stephen W. Morgan             Chief Financial Officer of   November 23, 1999
----------------------------      ILX Resorts Incorporated
Stephen W. Morgan                 (acting principal financial
                                  and accounting officer)

/s/ Todd Fisher                   Director                     November 23, 1999
----------------------------
Todd Fisher

/s/ James W. Myers                Director                     November 23, 1999
----------------------------
James W. Myers

/s/ Robert Shields                Director                     November 23, 1999
----------------------------
Robert Shields

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


                                        /s/ HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
May 13, 1999

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority-owned Subsidiary of ILX Resorts Incorporated)
                                  BALANCE SHEETS

                                      ASSETS


                                                              December 31,
                                                     --------------------------
                                                         1997           1998
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $    17,296    $    68,406
  Accounts receivable                                      1,866            786
  Inventories                                             75,933        134,180
  Prepaid expenses and other current assets               37,581         77,022
                                                     -----------    -----------
  Total current assets                                   132,676        280,394
                                                     -----------    -----------
Property and equipment, net (Notes 3 and 5)               53,316         42,889
                                                     -----------    -----------
    TOTAL ASSETS                                     $   185,992    $   323,283
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                   $    12,454    $    32,163
  Due to parent                                        1,899,583      2,366,635
  Accrued expenses                                        29,921         26,284
  Current portion of capital lease obligations
    (Note 5)                                              30,964         26,171
                                                     -----------    -----------
    Total current liabilities                          1,972,922      2,451,253
                                                     -----------    -----------

CAPITAL LEASE OBLIGATIONS - Less current
  portion (Note 5)                                        23,956             --
                                                     -----------    -----------
  Total liabilities                                    1,996,878      2,451,253
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' NET CAPITAL DEFICIENCY:
  Preferred stock, $10 par value - authorized,
    5,000,000 shares, none issued
  Common stock, no par value - 50,000,000 shares
    authorized, 4,200,000 shares issued and
    outstanding                                        1,000,000      1,000,000
  Deficit                                             (2,810,886)    (3,127,970)
                                                     -----------    -----------
  Total stockholders' net capital deficiency          (1,810,886)    (2,127,970)
                                                     -----------    -----------
    TOTAL                                            $   185,992    $   323,283
                                                     ===========    ===========

See notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority owned Subsidiary of ILX Resorts Incorporated)
                            STATEMENTS OF OPERATIONS


                                                 Year Ended December 31,
                                      ------------------------------------------
                                          1996          1997           1998
                                      -----------    -----------    -----------
NET SALES (Note 7):
  Customers                           $   157,123    $    66,472    $    42,964
  Affiliates                              384,874        274,501        258,052
                                      -----------    -----------    -----------
      Total net sales                     541,997        340,973        301,016


COST OF SALES                             341,233        237,503        195,895
                                      -----------    -----------    -----------
      Gross profit                        200,764        103,470        105,121

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES (Note 7)        514,772        471,222        415,843
                                      -----------    -----------    -----------

LOSS FROM OPERATIONS                     (314,008)      (367,752)      (310,722)
INTEREST EXPENSE                           17,256          8,877          6,362
                                      -----------    -----------    -----------
NET LOSS                              ($  331,264)   ($  376,629)   ($  317,084)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING              4,200,000      4,200,000      4,200,000
                                      ===========    ===========    ===========
BASIC AND DILUTED NET LOSS
  PER SHARE                           ($     0.08)   ($     0.09)   ($     0.08)
                                      ===========    ===========    ===========

See notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
            (A Majority-owned Subsidiary of ILX Resorts Incorporated)
               STATEMENTS OF STOCKHOLDERS' NET CAPITAL DEFICIENCY

                                   COMMON STOCK
                               ---------------------
                                SHARES      AMOUNT       DEFICIT        TOTAL
                                ------      ------       -------        -----


BALANCE, JANUARY 1, 1996       4,200,000  $1,000,000  ($2,102,993)  ($1,102,993)

   Net loss                            0           0     (331,264)     (331,264)
                               ---------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 1996     4,200,000   1,000,000   (2,434,257)   (1,434,257)

   Net loss                            0           0     (376,629)     (376,629)
                               ---------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 1997     4,200,000   1,000,000   (2,810,886)   (1,810,886)

   Net loss                            0           0     (317,084)     (317,084)
                               ---------  ----------  -----------   -----------

BALANCE, DECEMBER 31, 1998     4,200,000  $1,000,000  ($3,127,970)  ($2,127,970)
                               =========  ==========  ===========   ===========


See notes to financial statements.

                            SEDONA WORLDWIDE INCORPORATED
            (A Majorityowned Subsidiary of ILX Resorts Incorporated)
                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($331,264)    ($376,629)    ($317,084)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                             59,064        62,404        40,929
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable              (2,677)        3,725         1,080
      (Increase) decrease in inventory                       (21,013)       82,948       (58,247)
      Increase in prepaid expenses and other assets          (18,573)      (14,107)      (39,441)
      Decrease (increase) in accounts payable                (33,249)       (4,745)       19,709
      Decrease in accrued expenses                           (35,370)      (14,179)       (3,637)
                                                           ---------     ---------     ---------
        Net cash used in operating activities               (383,082)     (260,583)     (356,691)
                                                           ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                      (890)      (21,138)      (30,502)
                                                           ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital
    lease obligations                                        (58,816)      (45,759)      (28,749)
  Advances from parent                                       446,964       322,450       467,052
                                                           ---------     ---------     ---------
        Net cash provided by financing activities            388,148       276,691       438,303
                                                           ---------     ---------     ---------
INCREASE (DECREASE) IN CASH                                    4,176        (5,030)       51,110
CASH, BEGINNING OF PERIOD                                     18,150        22,326        17,296
                                                           ---------     ---------     ---------
CASH, END OF PERIOD                                        $  22,326     $  17,296     $  68,406
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

     BASIS OF PRESENTATION. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1997 and 1998, the Company incurred net losses of $376,629 and $317,084, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $1,840,246 and $2,170,859 respectively, and its total liabilities exceeded its total assets by $1,810,886 and $2,127,970, respectively.

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

NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company incurred a net loss of $317,084 during the year ended December 31, 1998, and as of that date, the Company's current liabilities exceeded its current assets by $2,170,859 and its total liabilities exceeded its total assets by $2,127,970. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In conjunction with the Spin-Off, the Company believes ILX will forgive the intercompany indebtedness from the Company to ILX of $2,366,635 at December 31, 1998. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. Post Spin-Off, the Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability.

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