Form 10KSB40
period 1999-12-31
SEDONA WORLDWIDE INC
filed 2000-03-30
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the transition period from _______________ to _______________

                         Commission File Number 0-25025


                          SEDONA WORLDWIDE INCORPORATED

            ARIZONA                                               86-0718104
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 3840 North 16th Street, Phoenix, Arizona 85016

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

                                                               Outstanding at
       Title of Class                                        February 29, 2000
-------------------------------                            ---------------------
Common Stock, without par value                              4,200,000 shares

At February 29, 2000, there was no public market for the stock. The value of the common shares held by non-affiliates at February 20, 2000 based on the December 31, 1999 book value per share was approximately $100,000.

Portions of Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                          SEDONA WORLDWIDE INCORPORATED

                         1999 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I .....................................................................   1
  Items 1 and 2. Business and Properties ...................................   1
  Item 3. Legal Proceedings ................................................  16
  Item 4. Submission of Matters to a Vote of Security Holders ..............  16

PART II ....................................................................  16
  Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters ..............................................  16
  Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  16
  Item 7. Financial Statements .............................................  16
  Item 8. Changes in and Disagreements With Accountants On Accounting
          and Financial Disclosure .........................................  21

PART III ...................................................................  22
  Item 9. Directors and Executive Officers of the Registrant;
          Compliance With Section 16(A) of the Exchange Act ................  22
  Item 10. Executive Compensation ..........................................  22
  Item 11. Security Ownership of Certain Beneficial Owners and Management...  22
  Item 12. Certain Relationships and Related Transactions ..................  22
  Item 13. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ........................................................  22

                                     PART I

     This Form 10-KSB contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to generate additional sales of its products and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company's filings with the Securities and Exchange Commission.

     SEDONA WORLDWIDE(TM) SEDONA SPA(TM) RED ROCK GEAR(TM) AND RED ROCK COLLECTION(TM) ARE TRADEMARKS AND TRADE NAMES OF THE COMPANY. CERTAIN TRADEMARKS AND TRADE NAMES INCLUDED IN THIS FORM 10-KSB ARE THE PROPERTY OF THIRD PARTIES AND THE USE THEREOF DOES NOT IMPLY A DIRECT OR INDIRECT ENDORSEMENT OF THE COMPANY BY SUCH THIRD PARTIES.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

     Sedona Worldwide Incorporated, an Arizona corporation ("SWI" or the "Company"), was incorporated in 1992 under the name Red Rock Collection Incorporated. In 1997, the Company changed its name to Sedona Worldwide Incorporated. The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock which ILX held to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders became owners of, in the aggregate, 80% of the Company's outstanding capital stock. ILX registered the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off, without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off.

     The Company is principally engaged in the development, testing, marketing, and distribution of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the U.S. and of Sedona, Arizona in particular. In addition, the Company has established a marketing alliance with Robert Shields, founder of Robert Shields Design, a jewelry and art design company based in Sedona, Arizona, whereby the Company will be able to offer a line of Southwestern-style jewelry and artwork similar to Mr. Shield's existing line of products. In addition, the Company has developed a line of apparel under the brand name "Red Rock Gear." No significant sales of apparel or jewelry have occurred to date. The Company intends to introduce additional products such as natural vitamins, mineral supplements, and herbal remedy products, however, it does not currently have any arrangements in place with respect to the introduction of any such products. See "-Products" below.

     The Company's personal care products have historically been marketed primarily through direct sales at the Los Abrigados Resort & Spa, the "flagship" resort of ILX. In addition, these products have historically been offered as in-room amenities to guests at various ILX resorts and as promotional gifts to targeted customers of such resorts. Commencing in 1998, the Company began to shift its focus to increasing the visibility, brand recognition and sales volume of its products through the distribution of such products through certain salon, spa and other retail outlets in California independent of ILX.

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

     Cosmetics and toiletry products are distributed through a broad variety of wholesale and retail channels. Recently, beauty products superstore chains such as Trade Secrets and Ulta3 have emerged, offering convenient one-stop shopping for all beauty care needs. There has also been a recent proliferation of private-label products offered by major retailers such as Sears, J.C. Penney, Target, Wal-Mart, Osco, Walgreens and Revco, in response to increasing demand for low-price products of non-prestigious brands. These large merchandisers, grocery and drugstore chains, and department stores have successfully utilized traditional mass marketing approaches, such as television commercials and national magazine advertisements, to distribute their products. In-salon purchases have proved to be highly successful for hair care products from Matrix, John Paul Mitchell Systems, Nexxus, Aveda, Redken and others. In addition, cataloger retailers such as Avon have also successfully penetrated this market. Finally, smaller stand-alone specialty retailers such as Origins, Bodyworks, H2O and The Body Shop have also emerged more recently with significant success. The Company expects competition to increase as the number and variety of entities offering competitive products continues to increase in the future.

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

OPERATING STRATEGY

     Since 1994, the Company has test marketed its unique line of face, hair and body care products through promotional use and retail sales at the ILX resorts, and direct sales, including direct mail, network marketing, in-bound and out-bound telemarketing, direct wholesaling, trade show, internet and consignment programs. Based upon such test marketing efforts, the Company believes that its products will be most favorably received by people 35 to 65 years of age. As a result, the Company intends to proceed with its planned introduction of botanical based face, hair and body products, a line of Southwest jewelry and artwork based upon Mr. Robert Shield's existing designs, expand its "Red Rock Gear" apparel line, as well as develop a line of natural vitamins and mineral supplements and other products consistent with its Sedona motif.

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

     The Company maintains a website at http:\\www.Sedonaspa.com. Visitors to this site can learn about the Company's products as well as order them online. In addition, customers may speak with customer service representatives and place orders by calling the toll-free number, 1-800-RED (733)-ROCK (7625).

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

     SEDONA SPA SKIN CARE (FACIAL)
     Advanced Daily Cleanser
     Refreshing Facial Toner
     Wildberry Facial Moisturizer
     Hydrating Facial Moisturizer
     Nighttime Refining Moisturizer
     Arizona Mud Masque
     Sedona Red Mineral Facial

     SEDONA SPA HAIR CARE (HAIR)
     Mountain Moisture Shampoo
     Mountain Moisture Conditioner
     Maximum Body Shampoo
     Maximum Body Conditioner
     Gold Shaping Gel
     Botanical Sculpting Spray

     SEDONA SPA SKIN CARE (BODY)
     Body Balm Moisturizer
     Spa Shower Gel
     Sea Kelp Soap
     Sedona Red Soap

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

     THE ROBERT SHIELDS COLLECTION. The Company has entered into an informal arrangement with Robert Shields of "Shields & Yarnell" fame to market a line of Southwest jewelry, artwork and clothing (to be marketed in conjunction with the Company's branded Red Rock Gear line as described below) based on his existing line of such products. The Robert Shields Design is a jewelry and art design company based in Sedona, Arizona, which distributes Mr. Shields' Southwest style art and jewelry to retailers, museums, galleries, and resorts across the United States. Mr. Shields maintains a gallery in Sedona, Arizona to showcase his work, including one at the Los Abrigados Resort & Spa, which is owned by ILX. His jewelry often features sterling silver, turquoise, beads and other Southwest materials, and includes earrings, necklaces, pins and pendants. His artistic creations include sketches, sculpture, paintings, masks, painted wood and photography. The marketing alliance is in its early stages and no purchases have been made by the Company to date.

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

     RED ROCK NATURAL HEALTH. Although the Company does not currently produce or distribute such products, it is exploring the development of a line of natural vitamins, mineral supplements and herbal-based products. The Company believes such products may capitalize on the increasingly mainstream consumer interest in natural medicine and well being. The Company believes such products will be attractive to consumers of its Sedona Spa products and Red Rock Gear line and may be marketed both separately as well as in conjunction with such product lines. The Company expects to introduce its Red Rock Natural Health products in 2000 or as soon thereafter as is practicable. However, the Company does not currently have any arrangements in place with respect to the production, testing, marketing or distribution of such products and such activities remain subject to a determination by the Company's management of the feasibility and desirability of offering such products.

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

MARKETING STRATEGY

     The Company's marketing plan emphasizes various direct sales media for promoting its proprietary branded product lines. Historically, the Company has primarily offered its Sedona Spa products as part of the marketing efforts of ILX as in-room amenities to visitors of the Los Abrigados Resort & Spa ("Los Abrigados"), the flagship resort of ILX, which is located in Sedona, Arizona, at other ILX resorts and as promotional premiums to potential purchasers of ILX's vacation ownership interest inventory. Commencing in late 1998, the Company began to pursue the development of a market for its products independent of ILX. To date, the Company has made some initial sales to a limited number of spas, salons and other retail outlets in California. Commencing in 1999, the Company began selling its products to two Internet retailers. Although Internet sales have not been a significant source of revenue to the Company, management may explore opportunities in the online market as they arise. In addition, the Company may utilize catalog, direct mail or other mediums intended to most efficiently expose its products to a targeted base of potential consumers. The primary objective of the Company's marketing strategy is to increase the number of consumers who try its products, with the secondary objective of obtaining a database of potential customers for further follow-up by direct mail, e-mail, telemarketing and automatic order programs. Certain marketing activities, such as billboard advertising and radio campaigns commenced in 1998 to create brand awareness, recognition, identity and interest among consumers.

     An initial stage of the Company's marketing plan involves the full-scale launch of its Sedona Spa product line by, when and if appropriate, the association of Debbie Reynolds as celebrity spokesperson to assist in targeting the older baby boomer (50+ age) markets. Television commercials, catalogs, Internet and other direct sales media are being considered, to be supplemented by traditional advertising, promotion and a public relations campaign, also supported, in some instances, by Ms. Reynolds' promotion. Pursuant to the agreement, Ms. Reynolds has agreed to provide certain promotional services, including two personal appearances, as well as a limited number of radio spots, newspaper and magazine advertisements and television infomercials. All of Ms. Reynolds' services are to be performed at ILX's resort, Los Abrigados, except for certain production activities which may be performed in Las Vegas or Los Angeles, and may not require more than two weeks of Ms. Reynolds' time. Ms. Reynolds has also agreed not to use her likeness in connection with any products competitive to the Company's in the United States. In exchange for her services, Ms. Reynolds received a number of shares equal to 10% of the Company's outstanding Common Stock. Ms. Reynolds subsequently transferred these shares to her son, Todd Fisher, also a director of the Company. In addition, the Company has agreed to pay a royalty to Ms. Reynolds equal to 15% of all sales of its products during the term of the agreement and the three months following its termination, less a deduction for returns not to exceed 10 - 15%. To date, no royalties have been accrued, but they will begin to accrue at such time, if ever, as Ms. Reynolds begins to perform services pursuant to this agreement. ILX also granted to Ms. Reynolds a one-week Vacation Ownership Interest in Los Abrigados. Ms. Reynolds has the right to terminate the agreement for, among other things, failure of the Company to generate certain minimum royalties and failure to effect an initial public offering of its securities prior to January 1, 1998. Currently, the agreement is in effect and will expire January 1, 2002, unless earlier terminated.

     The Company intends to focus its marketing efforts initially in the Southwestern United States, with a national marketing campaign to be implemented thereafter. The Company also intends to continue to distribute its products through the ILX resorts, although currently it does not have any contractual arrangements with ILX for such distribution. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations Concentration."

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

     Currently, all of the Company's Sedona Spa products are developed, manufactured and packaged by four suppliers, Hewitt Soap Co. of Dayton, Ohio; La Dove, Inc., a privately owned cosmetics laboratory and manufacturing company located in Florida; Arizona Natural Resources, a privately owned company located in Phoenix, Arizona; and Levlad Laboratories, Inc., a privately held company located in Chatsworth, California. The Company's Red Rock Gear products are manufactured and packaged through arrangements with third party suppliers. All of the Robert Shields' Collection products are produced and packaged by Robert Shields Design, which subcontracts with third parties in connection with the production of certain products. With the exception of its Robert Shields Collection, the Company believes there exist multiple alternative suppliers for each of its personal care product development, manufacturing and packaging operations. However, there can be no assurance that the Company would be able to secure the services of such suppliers as and when needed, if ever, or that it could do so on favorable terms.

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

INTELLECTUAL PROPERTY

     The Company has registered "Red Rock Collection" and "Sedona Spa" as trade names with the Arizona Secretary of State; has registered "Sedona Spa" as a trademark with the U.S. Patent and Trademark Office; and has filed an application with the U.S. Patent and Trademark Office for the registration of its trademark, "Sedona Worldwide." Although the application is currently pending, there can be no assurances regarding when such registration will be issued, if at all.

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

RESEARCH AND DEVELOPMENT

     During each of the fiscal years ended December 31, 1997, 1998 and 1999, the Company spent an aggregate of approximately $19,000, $3,000 and $0, respectively, on research and development activities. The Company's research and development activities have historically consisted primarily of product testing and logo and packaging design, among other activities. The Company may incur certain costs in the future in connection with the introduction of additional products. The 1997 research and development activities include the product changes and repackaging associated with the introduction of the Sedona Spa line of products, which replaced the Red Rock Collection line previously marketed by the Company.

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

PROPERTIES

     The Company's headquarters and warehouse facilities are located at 3840 North 16th Street in Phoenix, Arizona. The Company leases approximately 2,000 square feet for these purposes from ILX at a rate of $2,000 per month for a two-year term expiring December 2001, with three one-year options to renew. The Company does not own any real estate.

EMPLOYEES

     As of December 31, 1999, the Company had four employees, all of whom were employed on a full-time basis, with none covered by collective bargaining agreements. For the foreseeable future the Company intends to have its staff be employed directly by ILX and to lease these employees from ILX, thereby providing such employees a broader range of employee benefits and at a more favorable cost than would be available if the employees were employed directly by the Company. In addition, post spin-off, ILX has agreed to make available the services of certain of its employees to the Company on a part-time basis as needed by the Company, for which the Company will pay a fee. The Company intends to continue to utilize services of ILX only when such services are more cost effective than either developing in-house resources to perform the functions or securing such services from alternative third party providers.

INSURANCE

     Currently, ILX maintains for the benefit of the Company general liability, automobile liability, workmen's compensation and umbrella coverage insurance in amounts which the Company believes are customary for a company of its size engaged in a comparable industry. The Company is currently seeking to secure general, liability, automobile liability and umbrella insurance coverage independent of ILX. The Company does not currently have a commitment for any such insurance and there can be no assurance that it will be able to secure coverage in the same amounts as ILX has maintained for its benefit or that, even if secured, the premiums associated with such coverage will be affordable to the Company. In the foreseeable future the Company intends for ILX to continue to directly employ the Company's staff, and for the Company to lease such employees from ILX. Accordingly, workmen's compensation coverage will continue to be provided through ILX. There can be no assurance that the Company will not be subject to claims in the future which its insurance may not cover or as to which its coverage limits may be inadequate. If the Company is uninsured or underinsured at any time that it becomes subject to a claim, it may be required to significantly deplete its financial and other resources.

CONCENTRATION

     The substantial majority of the Company's revenues to date have been generated from ILX. There are no long-term commitments to purchase by ILX and, in the event ILX ceased to be a customer of the Company, revenues would be significantly impacted. If ILX remains a customer, revenues could increase as ILX adds more resorts (which utilize in-room amenities) and sales offices (which offer premiums to touring guests), although there can be no assurances in this regard.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Company's Common Stock. At February 29, 2000, the Common Stock was held by approximately 1100 shareholders of record. No dividends on the Company's Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. When, if ever, the Company is able to generate earnings, it intends to invest such resources in its existing operations.

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

OVERVIEW

     Sedona Worldwide Incorporated was formed in 1992 to develop, test, market and distribute its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. To date, the Company has generated revenue primarily through the sale of its face, hair and body care products to ILX, of which it was formerly an 80% subsidiary. ILX distributes the Company's products as in-room amenities at its resorts and hotels, as premiums (incentives) to its customers for attending vacation ownership sales presentations, and for retail sales at its resort gift shops, and at the Sedona Spa at Los Abrigados Resort & Spa. The Company also generates revenue from direct mail sales to consumers (many of whom were introduced to the products as in-room amenities or premiums) and from limited retail distribution in specialty shops.

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                       Year Ended December 31,
                                                      -------------------------
                                                      1997      1998      1999
                                                      -----     -----     -----
Net sales:
Sales to affiliates (1)                                80.5%     85.7%     79.1%
Sales to non-affiliates                                19.5%     14.3%     20.9%
                                                      -----     -----     -----
Total sales                                           100.0%    100.0%    100.0%
                                                      =====     =====     =====
As a percentage of net sales:
Cost of sales                                          69.7%     65.1%     60.2%
Contribution margin                                    30.3%     34.9%     39.8%
Selling, general and administrative expense           138.2%    138.1%     89.0%
Net loss                                              110.5%    105.3%     49.5%

----------
(1) Sales to affiliates consist of sales made to ILX. Sales to ILX have historically been made at lower prices (generally cost plus a small mark up) than sales to non-affiliates.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1999

     Net  sales  increased  28.9% to  $388,000  in 1999 from  $301,000  in 1998, reflecting the emphasis on additional channels of distribution, use of products as premiums by an additional ILX sales office and higher product pricing.

     Cost of sales as a percentage of sales decreased to 60.2% in 1999 from 65.1% in 1998, reflecting higher product prices and reduced product costs as a result of discounts achieved through higher volume purchasing.

     Sales, general and administrative expenses decreased $70,000 to $346,000 in 1999 from $416,000 in 1998, reflecting primarily cost reductions in advertising and, to a lesser degree, reductions in printing and supplies.

     Interest expense decreased to $1,000 for 1999 from $6,000 for 1998, reflecting declining capital lease obligations.

     There is no income tax benefit recorded in 1998 or 1999 because the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 1998 and did not record a deferred tax asset at December 31, 1999. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded at December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the twelve-month periods ended December 31, 1997, 1998 and 1999, cash used in operations was $261,000, $357,000 and $174,000, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its former parent, ILX. ILX advanced the Company $322,000, $467,000 and $179,000 in the twelve-month periods ended December 31, 1997, 1998 and 1999, respectively. ILX has funded the Company's cash shortfalls since inception and continued to do so until the completion of the Spin-Off. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000.

     Without such commitment, the Company's current cash flows are expected to be insufficient to meet its liquidity, operating and capital requirements over the next twelve months. The Company currently has no credit facility with a bank or other financial institution. While the Company will attempt to obtain a credit facility to address its cash flow needs, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company. In light of the Company's inability to operate profitably, its independent auditors have qualified their opinion as to the Company's financial statements for the years ended December 31, 1998 and 1999 with a concern that the Company may be unable to continue operating as a "going concern." A copy of this opinion is included at Page F-2 of this filing. The Company's management believes that the principal reason for its inability to generate additional revenues is the lack of a larger customer base and the marketing resources needed to attract such customers. The Company intends to address these issues by seeking to obtain third party financing to be used to more aggressively market its products and services and/or by seeking to identify a suitable third party with whom it may enter into a merger, acquisition or other business combination. However, the Company currently has no agreements, binding or non-binding, of any nature for any such financing or any such business combination and there can be no assurance that it will be able to complete either of such transactions or that, even if completed, that they will adequately address the Company's liquidity problems. As discussed below, if the Company is unable to generate revenues in excess of its expenses, it may be unable to continue as a going concern.

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

     The Company has historically filed its income tax returns as a member of the ILX consolidated income tax return. There was no formal income tax sharing agreement to allocate income taxes among the members of the group and the Company has not recorded an income tax benefit for losses it has incurred that were utilized or may be utilized by ILX.

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the twelve-month periods ended December 31, 1997, 1998 and 1999 was $21,000, $31,000 and $38,000,
respectively.

CREDIT FACILITIES AND CAPITAL RESOURCES

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls, except as follows: In October 1999, ILX agreed to provide up to $200,000 of working capital financing to the Company through November 30, 2000. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly, and the entire unpaid principal amount due on December 31, 2000. As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the years ended December 31, 1997, 1998 or 1999.

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

     As reported on ILX's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, on February 8, 1999, the Company engaged Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountant to audit the Company's financial statements for the year ended December 31, 1998. On December 14, 1999, the Company engaged HB&M to audit its financial statements for the year ended December 31, 1999. Prior to its engagement, the Company had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS                             PAGE OR METHOD OF FILING
                                                        ------------------------

       (i)  Report of Hansen,  Barnett & Maxwell,  a     Page F-2
            professional corporation

      (ii)  Financial   Statements   and   Notes  to     Pages F-3 through F-21
            Statements of the Registrant,  including
            Balance  Sheets as of December  31, 1999
            and 1998 and  Statements of  Operations,
            Stockholders'     Equity/Net     Capital
            Deficiency and Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997.


(a)(2) FINANCIAL STATEMENT SCHEDULES

       Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a)(3) EXHIBITS

       The Exhibit Index attached to this report is hereby incorporated by reference.

(b)    REPORTS ON FORM 8-K

       None.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27h day of March, 2000.

                                        Sedona Worldwide Incorporated,
                                        an Arizona corporation
                                        (Registrant)


                                        By: /s/ Patrick J. McGroder III
                                            ------------------------------------
                                            Patrick J. McGroder III
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                       Title                         Date
       ----------                       -----                         ----

/s/ Patrick J. McGroder III      Chairman of the Board            March 27, 2000
-----------------------------
Patrick J. McGroder III


/s/ Mia A. Martori               Director, President and          March 27, 2000
-----------------------------    Treasurer
Mia A. Martori


/s/ Margaret M. Eardley          Chief Financial Officer of       March 27, 2000
-----------------------------    ILX Resorts Incorporated
Margaret M. Eardley              (acting principal financial
                                 and accounting officer)

/s/ Todd Fisher                  Director                         March 27, 2000
-----------------------------
Todd Fisher


/s/ James W. Myers               Director                         March 27, 2000
-----------------------------
James W. Myers


/s/ Robert Shields               Director                         March 27, 2000
-----------------------------
Robert Shields

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-2

Financial Statements:

  Balance Sheets at December 31, 1998 and 1999                             F-3

  Statements of Operations for the years ended December 31, 1997,
    1998 and 1999                                                          F-4

  Statements of Stockholders' Equity/Net Capital Deficiency for
    the years ended December 31, 1997, 1998 and 1999                       F-5

  Statements of Cash Flows for the years ended December 31, 1997,
    1998 and 1999                                                          F-6

  Notes to Financial Statements                                            F-7

                     [HANSEN, BARNETT & MAXWELL LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


Shareholders of Sedona Worldwide Incorporated


We have audited the accompanying balance sheets of Sedona Worldwide Incorporated as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity/ net capital deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sedona Worldwide Incorporated at December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        HANSEN BARNETT & MAXWELL


Salt Lake City, Utah
February 25, 2000

                          SEDONA WORLDWIDE INCORPORATED
                                 BALANCE SHEETS

                                                                      December 31,
                                                              ----------------------------
                                                                 1998             1999
                                                              -----------      -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    68,406      $     9,564
  Accounts receivable                                                 786           12,988
  Inventories                                                     134,180          157,546
  Prepaid expenses and other current assets                        77,022           30,077
                                                              -----------      -----------
     Total current assets                                         280,394          210,175
                                                              -----------      -----------
Property and equipment, net (Notes 3 and 5)                        42,889           44,077
                                                              -----------      -----------

        TOTAL ASSETS                                          $   323,283      $   254,252
                                                              ===========      ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY/NET CAPITAL DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                            $    32,163      $     4,523
  Due to parent (Note 2)                                        2,366,635               --
  Accrued expenses                                                 26,284           24,309
  Current portion of capital lease obligations (Note 5)            26,171               --
                                                              -----------      -----------
    Total current liabilities                                   2,451,253           28,832
                                                              -----------      -----------

    Total liabilities                                           2,451,253           28,832
                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY/ NET CAPITAL DEFICIENCY:
  Preferred stock, $10 par value - authorized, 5,000,000
    shares, none issued
  Common stock, no par value - 50,000,000 shares
    authorized, 4,200,000 shares issued and outstanding         1,000,000        1,000,000
  Contributed capital                                                  --        2,545,730
  Deficit                                                      (3,127,970)      (3,320,310)
                                                              -----------      -----------
    Total stockholders' equity/ net capital deficiency         (2,127,970)         225,420
                                                              -----------      -----------

         TOTAL                                                $   323,283      $   254,252
                                                              ===========      ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF OPERATIONS


                                                Year Ended December 31,
                                    -------------------------------------------
                                        1997            1998            1999
                                    -----------     -----------     -----------
NET SALES (Note 7):
  Customers                         $    66,472     $    42,964     $    81,349
  Affiliates                            274,501         258,052         307,075
                                    -----------     -----------     -----------

       Total net sales                  340,973         301,016         388,424

COST OF SALES                           237,503         195,895         233,706
                                    -----------     -----------     -----------

       Gross profit                     103,470         105,121         154,718

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES (Note 7)        471,222         415,843         345,870
                                    -----------     -----------     -----------
LOSS FROM OPERATIONS                   (367,752)       (310,722)       (191,152)
INTEREST EXPENSE                          8,877           6,362           1,188
                                    -----------     -----------     -----------

NET LOSS                            $  (376,629)    $  (317,084)    $  (192,340)
                                    ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING              4,200,000       4,200,000       4,200,000
                                    ===========     ===========     ===========
BASIC AND DILUTED NET LOSS
 PER SHARE                          $     (0.09)    $     (0.08)    $     (0.05)
                                    ===========     ===========     ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
           STATEMENTS OF STOCKHOLDERS' EQUITY/ NET CAPITAL DEFICIENCY


                                       Common Stock
                                  --------------------------    Contributed
                                    Shares         Amount         Capital        Deficit         Total
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, JANUARY 1, 1997          $ 4,200,000    $ 1,000,000    $        --    $(2,434,257)   $(1,434,257)

  Net loss                                 --             --             --       (376,629)      (376,629)
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997          4,200,000      1,000,000             --     (2,810,886)    (1,810,886)

  Net loss                                 --             --             --       (317,084)      (317,084)
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998          4,200,000      1,000,000             --     (3,127,970)    (2,127,970)

  Contributed capital                      --             --      2,545,730             --      2,545,730

  Net loss                                 --             --             --       (192,340)      (192,340)
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999          4,200,000    $ 1,000,000    $ 2,545,730    $(3,320,310)   $   225,420
                                  ===========    ===========    ===========    ===========    ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                 -------------------------------------
                                                                   1997          1998          1999
                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(376,629)    $(317,084)    $(192,340)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                   62,404        40,930        36,558
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable                     3,725         1,080       (12,202)
      (Increase) decrease in inventory                              82,948       (58,247)      (23,366)
      Decrease (increase) in prepaid expenses and other assets     (14,107)      (39,441)       46,945
      (Increase) decrease in accounts payable                       (4,745)       19,709       (27,640)
      Decrease in accrued expenses                                 (14,179)       (3,637)       (1,975)
                                                                 ---------     ---------     ---------

          Net cash used in operating activities                   (260,583)     (356,690)     (174,020)
                                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                         (21,138)      (30,502)      (37,746)
                                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital
    lease obligations                                              (45,759)      (28,749)      (26,171)
  Advances from parent                                             322,450       467,052       179,095
                                                                 ---------     ---------     ---------

          Net cash provided by financing activities                276,691       438,303       152,924
                                                                 ---------     ---------     ---------
(DECREASE) INCREASE IN CASH                                         (5,030)       51,110       (58,842)
CASH, BEGINNING OF PERIOD                                           22,326        17,296        68,406
                                                                 ---------     ---------     ---------

CASH, END OF PERIOD                                              $  17,296     $  68,406     $   9,564
                                                                 =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                       $   8,877     $   6,362     $   1,188
                                                                 =========     =========     =========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS. Sedona Worldwide Incorporated, an Arizona corporation ("SWI" or the "Company"), was incorporated in 1992 under the name Red Rock Collection Incorporated. In 1997, the Company changed its name to Sedona Worldwide Incorporated. The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock which ILX held to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders became owners of, in the aggregate, 80% of the Company's outstanding capital stock. ILX registered the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information
Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off.

     The Company markets and distributes skin and hair care products through ILX resorts located in Arizona, Colorado and Indiana and on a limited basis through retail and catalog sales primarily in the southwestern United States.

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES

     Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company provided for taxes as if the Company had operated on a stand-alone basis at December 31, 1998. At December 31, 1999, the Company is no longer a majority owned subsidiary of ILX. See Note 4 for additional information.

REVENUE RECOGNITION

     The Company recognizes sales of products when the products are shipped. Revenue from consigned goods is recognized when sold and is not considered significant to the operations of the Company.

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the years ended December 31, 1997, 1998 or 1999.

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the years ended December 31, 1997, 1998 or 1999.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the personal care products industry. Revenue from the Company's only major customer is reported on the income statement under Affiliates.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"), which delayed the effective date of SFAS No. 133 for the company until 2001. The Company is currently evaluating what impact this standard will have on its financial statements.

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

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company incurred a net loss of $192,340 during the year ended December 31, 1999. As of that date, the Company's current assets exceeded its current liabilities by $181,343 and its total assets exceeded its total liabilities by $225,420 due to ILX contributing in excess of $2,545,000 of intercompany debt to capital. However, as shown in the accompanying financial statements, the Company incurred net losses of $376,629, $317,084 and $192,340 in 1997, 1998 and 1999, respectively, and has an accumulated deficit of $3,320,310. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, and is payable monthly. The entire unpaid principal will be due on December 31, 2000. At December 31, 1999, there had been no funds advanced under this agreement.

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                                         1998           1999
                                                       ---------      ---------
     Leasehold improvements (Note 5)                   $   2,600      $   2,600
     Furniture and fixtures (Note 5)                     183,610        204,478
     Computer equipment                                  102,107        118,986
                                                       ---------      ---------
          Total                                          288,317        326,064
     Less accumulated depreciation                      (245,428)      (281,987)
                                                       ---------      ---------

     Property and equipment, net                       $  42,889      $  44,077
                                                       =========      =========


     Depreciation expense, which includes amortization of assets under capital leases, was $62,404, $40,930 and $36,558 for 1997, 1998 and 1999, respectively.

NOTE 4. INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial statement and income tax reporting for certain transactions, primarily net operating loss carryover and amortization of start-up costs capitalized. Net deferred income taxes at December 31 consist of the following:

                                                         1998           1999
                                                       ---------      ---------
     Deferred income tax assets                        $ 462,785      $      --
     Valuation allowance                                (462,785)            --
                                                       ---------      ---------

     Net deferred income tax asset                     $      --      $      --
                                                       =========      =========

     Through December 31, 1999, the Company filed its income tax returns as a member of the ILX consolidated income tax return. However, there is no formal income tax sharing agreement to allocate income taxes among the members of the consolidated group. The Company has not recorded an income tax benefit for losses it has incurred that were utilized or may be utilized by ILX.

     As part of the consolidated financial statements of its former parent, ILX, the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 1998. At December 31, 1999, as a result of the Spin-Off, the Company recorded no deferred tax asset or a corresponding valuation allowance because all tax benefits created by the Company's net operating losses were retained by ILX. This treatment results in no income tax benefit being recorded in either 1998 or 1999.

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5. LEASE COMMITMENTS

     OPERATING LEASES. Effective January 1, 2000, the Company leases from ILX 2,000 square feet for $2,000 per month ($24,000 annually) for its principal offices and warehouse facilities in Phoenix, Arizona, pursuant to a twenty-four month lease that expires in December 2001, with three 12-month options to renew. During 1999, the Company leased these facilities directly from an affiliate of ILX through a lease of the entire facility, of which it sublet a portion to ILX. For the years ended December 31, 1997, 1998 and 1999, the Company paid $48,000 in lease payments to an affiliate of ILX. The Company collected from ILX
$63,000,  $52,000 and $24,000 for the years ended  December 31,  1997,  1998 and
1999, respectively. The Company charged ILX for its sublease which included rent, utilities, cleaning, landscaping, property taxes, insurance and other services provided by the Company.

     The Company had lease expenses for office equipment of $524, $2,654 and $1,344 for the years ended December 31, 1997, 1998 and 1999, respectively.

     CAPITAL LEASES. The Company leases furniture and fixtures and computer equipment under capital leases. Capital lease assets and accumulated amortization included in property and equipment in the accompanying financial statements as of December 31 are as follows:

                                                           1998         1999
                                                         ---------    ---------
         Furniture and fixtures and computer equipment   $  97,400    $  97,400
         Less accumulated amortization                      71,200       97,400
                                                         ---------    ---------

         Net                                             $  26,200    $      --
                                                         =========    =========

     Capital lease obligations at December 31 consist of the following:

                                                           1998         1999
                                                         ---------    ---------
         Obligations under capital leases                $  27,702    $      --
         Less amount representing interest                   1,531           --
                                                         ---------    ---------
                                                            26,171           --
         Less current portion                               26,171           --
                                                         ---------    ---------

         Long-term portion of capital lease obligations  $      --    $      --
                                                         =========    =========

NOTE 6. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 1999, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

NOTE 7. RELATED PARTIES

     In addition to the related party transactions discussed elsewhere in the financial statements, the Company had the following related party transactions:

     Sales to affiliates for the years ended December 31, 1997, 1998 and 1999 were $274,501, $258,052 and $307,075, representing approximately 81%, 86% and 79%, respectively, of total sales.

     Certain administrative expenses aggregating $19,800, $9,800 and $0 during the years ended December 31, 1997, 1998 and 1999, respectively, have been allocated to the Company by ILX based on a budget formula that was agreed upon by ILX and its subsidiaries at the beginning of the respective year. Management of the Company believes that such allocation is reasonable.

     On January 1, 1997, Todd Fisher entered into an agreement with the Company pursuant to which Mr. Fisher has agreed to provide certain production services in connection with Debbie Reynolds' services as a spokesperson for the Company's products pursuant to an agreement entered into by the Company and Ms. Reynolds also as of January 1, 1997. As consideration for Mr. Fisher's services, Mr. Fisher received 420,000 shares of Common Stock, which represents 10% of the Company's outstanding Common Stock. The shares issued to Mr. Fisher had a value of approximately $16,500 at the time they were transferred. Such valuation was based upon an independent appraisal. Mr. Fisher will provide such services as requested in the future. No services were requested in 1999.

                          SEDONA WORLDWIDE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8. SHAREHOLDERS' EQUITY

     On October 13, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of the Company's authorized shares of common stock to 50,000,000.

     In December 1999, ILX spun off its 80% ownership interest in the Company through a prorata distribution to the common shareholders of ILX of the 3,360,000 common shares of the Company held by ILX. In conjunction with the Spin-Off, ILX contributed $2,545,730 to capital, which was recorded as a reduction in capital deficiency.

                         SEDONA WORLDWIDE INCORPORATED
                                  EXHIBIT INDEX

Exhibit                                                           Page Numbers or
Numbers                 Description                               Method of Filing
-------                 -----------                               ----------------
3.1       Articles of Incorporation of Registrant,      Incorporated     by    reference    to
          as amended                                    Registration  Statement on Form SB No.
                                                        000-25025, filed on November 4, 1998

3.2       Bylaws of Registrant, as amended              Incorporated     by    reference    to
                                                        Registration  Statement on Form SB No.
                                                        000-25025, filed on November 4, 1998

4         Form of Common Stock Certificate              Filed herewith

10.1      Agreement,  dated as of January 1, 1997,      Incorporated     by    reference    to
          among Todd Fisher,  on the one hand, and      Registration  Statement on Form SB No.
          ILX Incorporated and Red Rock Collection      000-25025, filed on November 4, 1998
          Incorporated, on the other hand

10.2      Agreement,  dated as of January 1, 1997,      Incorporated     by    reference    to
          among Debbie Reynolds,  on the one hand,      Registration  Statement on Form SB No.
          and  ILX   Incorporated   and  Red  Rock      000-25025, filed on November 4, 1998
          Collection  Incorporated,  on the  other
          hand

10.3      Lease  Agreement,   dated  December  29,      Incorporated     by    reference    to
          1995,  between  Edward John  Martori and      Registration  Statement on Form SB No.
          Red Rock Collection Incorporated              000-25025, filed on November 4, 1998

10.4      Agreement,  dated  as  of  December  29,      Incorporated     by    reference    to
          1995,  among ILX  Incorporated,  Martori      Registration  Statement on Form SB No.
          Enterprises Incorporated,  Los Abrigados      000-25025, filed on November 4, 1998
          Partners Limited  Partnership,  Red Rock
          Collection   Incorporated,   Edward   J.
          Martori  and  Joseph  P.   Martori,   as
          trustee    for    Cynthia   J.    Polich
          Irrevocable  Trust  dated  June 1,  1989
          relating   to  the   sale/leaseback   of
          certain real  property and  amendment of
          other agreements in connection therewith

10.5      Master  Lease  Agreement,  dated  as  of      Incorporated     by    reference    to
          April 13, 1993, between ILX Incorporated      Registration  Statement on Form SB No.
          and CRA, Inc.                                 000-25025, filed on November 4, 1998

                         SEDONA WORLDWIDE INCORPORATED
                                  EXHIBIT INDEX

Exhibit                                                           Page Numbers or
Numbers                 Description                               Method of Filing
-------                 -----------                               ----------------
10.6      Sedona Worldwide Incorporated Form 10-SB      Incorporated   by  reference  to  Form
                                                        10-SB on Form  10SB12G No.  000-25025,
                                                        filed November 4, 1998

10.7      Sedona Worldwide  Incorporated Amendment      Incorporated by reference to Amendment
          No. 1 to Form 10-SB                           No. 1 to Form  10-SB  on Form 10-12G/A
                                                        No. 000-25025, filed July 2, 1999

10.8      Sedona Worldwide  Incorporated Amendment      Incorporated by reference to Amendment
          No. 2 to Form 10-SB                           No. 2 to  Form 10-SB on Form  10-12G/A
                                                        No. 000-25025, filed November 12, 1999

10.9      Sedona Worldwide  Incorporated Amendment      Incorporated by reference to Amendment
          No. 3 to Form 10-SB                           No. 3 to Form  10-SB  on Form 10-12G/A
                                                        No. 000-25025, filed December 8, 1999

10.10     Letter  agreement,  dated as of  October      Incorporated  by  reference to 9/30/99
          28,    1999,    between    ILX   Resorts      10-QSB
          Incorporated    and   Sedona   Worldwide
          Incorporated

10.11     ILX Resorts  Incorporated  Schedule  14C      Incorporated  by reference to Schedule
          Definitive     Information     Statement      14C on Form No. DEF 14C No. 001-13855,
          pursuant   to   Section   14(c)  of  the      filed by ILX on January 3, 2000
          Securities  Exchange  Act  of  1934  for
          Sedona Worldwide Incorporated

27.1      Financial  Data  Schedule  - Year  Ended      Filed herewith
          December 31, 1999