Form 10-Q
period 2000-03-31
SEDONA WORLDWIDE INC
filed 2000-05-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2000              Commission File Number 0-25025
                      --------------                                     -------


                          SEDONA WORLDWIDE INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            ARIZONA                                      86-0718104
-------------------------------             ------------------------------------
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

            Class                                  Outstanding at March 31, 2000
-------------------------------                    -----------------------------
Common Stock, without par value                            4,200,000 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                                  BALANCE SHEET

                                                    December 31,     March 31,
                                                        1999           2000
                                                    -----------     -----------
                                                                    (Unaudited)
                                     ASSETS

  Cash and cash equivalents                         $     9,564     $    29,977
  Accounts receivable                                    12,988          33,077
  Inventories                                           157,546         144,268
  Prepaid expenses and other current assets              30,077          29,151
                                                    -----------     -----------
    Total current assets                                210,175         236,473
  Property and equipment, net                            44,077          34,452
                                                    -----------     -----------
    TOTAL ASSETS                                    $   254,252     $   270,925
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES & STOCKHOLDERS' EQUITY:

  Accounts payable                                  $     4,523     $    19,227
  Accrued expenses                                       24,309          17,946
                                                    -----------     -----------
    Total current liabilities                            28,832          37,173
                                                    -----------     -----------
  Common stock, no par value; 50,000,000
    shares authorized; 4,200,000 shares
    issued and outstanding                            1,000,000       1,000,000
  Contributed capital                                 2,545,730       2,545,730
  Deficit                                            (3,320,310)     (3,311,978)
                                                    -----------     -----------
    Total stockholders' equity                          225,420         233,752
                                                    -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   254,252     $   270,925
                                                    ===========     ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1999            2000
                                                   -----------      -----------
Net Sales:
  Customers                                        $    34,750      $   113,077
  Affiliates                                            69,182               --
                                                   -----------      -----------
    Total net sales                                    103,932          113,077
                                                   -----------      -----------
Cost of sales:                                          65,349           49,621
                                                   -----------      -----------
  Gross profit                                          38,583           63,456
Selling, general & administrative expense:              80,129           55,124
                                                   -----------      -----------
Income (loss) from operations                          (41,546)           8,332
Interest expense                                           547               --
                                                   -----------      -----------
  Net Income (Loss)                                    (42,093)           8,332
                                                   ===========      ===========

Weighted average shares of common
  stock outstanding                                  4,200,000        4,200,000

  Basic income (loss) per share                    $     (0.01)     $      0.00
                                                   ===========      ===========

  Diluted income (loss) per share                  $     (0.01)     $      0.00
                                                   ===========      ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1999           2000
                                                      --------       --------
Cash flows from OPERATING activities:
  Net income (loss)                                   $(42,093)      $  8,332
  Depreciation and amortization                          9,872          9,625
  (Increase) decrease in accounts receivable               364        (20,089)
  Decrease in inventory                                 33,300         13,278
  Decrease (increase) in prepaid and other              (8,851)           926
  Increase (decrease) in accounts payable               (6,653)        14,704
  Decrease in accrued expense                           (3,448)        (6,363)
                                                      --------       --------
Net cash generated by (used in)
  operating activities                                 (17,509)        20,413
                                                      --------       --------
Cash flows from INVESTING activities:
  Purchase of property and equipment                      (856)            --
                                                      --------       --------
Cash flows from FINANCING activities:
  Principal payments on debt and leases                 (7,013)            --
  Advances from parent                                 (28,120)            --
                                                      --------       --------
Net cash provided by (used in)
  financing activities                                 (35,133)            --
                                                      --------       --------

INCREASE (decrease) in cash                            (53,498)        20,413

Cash at beginning of period                             68,406          9,564
                                                      --------       --------

Cash at end of period                                 $ 14,908       $ 29,977
                                                      ========       ========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                          SEDONA WORLDWIDE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

REVENUE RECOGNITION

     The Company recognizes sales of products when the products are shipped. Revenue from consigned goods is recognized when sold and is not considered significant to the operations of the Company.

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the three months ended March 31, 1999 or 2000.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three months ended March 31, 1999 or 2000.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the personal care products industry. Revenue from the Company's only major customer is reported on the Statement of Operations under Affiliates in 1999 and in Customers in 2000 following the Spin-Off.

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

NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company achieved net income of $8,332 during the three months ended March 31, 2000. As of that date, the Company's current assets exceeded its current liabilities by $199,300 and its total assets exceeded its total liabilities by $233,752 due to ILX contributing in excess of $2,545,000 of intercompany debt to capital at December 31, 1999. However, the Company incurred net losses of $376,629, $317,084 and $192,340 in 1997, 1998 and 1999, respectively, and has an accumulated deficit of $3,311,978 at March 31, 2000. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          SEDONA WORLDWIDE INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, and is payable monthly. The entire unpaid principal will be due on December 31, 2000. At March 31, 2000, there had been no funds advanced under this agreement.

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

OVERVIEW

     Sedona Worldwide Incorporated was formed in 1992 to develop, test, market and distribute its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. To date, the Company has generated revenue primarily through the sale of its face, hair and body care products to ILX. ILX distributes the Company's products as in-room amenities at its resorts and hotels, as premiums (incentives) to its customers for attending vacation ownership sales presentations, and for retail sales at its resort gift shops, and at the Sedona Spa at Los Abrigados Resort & Spa. The Company also generates revenue from direct mail sales to consumers (many of whom were introduced to the products as in-room amenities or premiums) and from limited retail distribution in specialty shops.

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999          2000
                                                        -----          -----
Net sales:
Sales to ILX (1)                                         66.6%          55.2%
Sales to customers other than ILX                        33.4%          32.9%
Sales previously deferred (2)                             0.0%          11.9%
                                                        -----          -----
Total sales                                             100.0%         100.0%
                                                        =====          =====
As a percentage of net sales:
Cost of sales                                            62.9%          43.9%
Contribution margin                                      37.1%          56.1%
Sales, general and administrative expense                77.1%          48.7%
Net income (loss)                                       (40.5)%          7.4%

----------
(1) Sales made to ILX are made at lower prices (generally cost plus a small mark up) than sales made to customers other than ILX.
(2) Sales previously deferred refers to a one-time recognition of revenue related to unredeemed product certificates.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 2000

     Net sales increased 8.8% or $9,145 in the quarter ended March 31, 2000 to $113,077 from $103,932 for the same period in 1999. The increase is due to a one-time realization of previously deferred revenue related to unredeemed product certificates. The Company's major customer, ILX, accounted for $62,419 or 55.2% of total net sales for the quarter ended March 31, 2000 as compared to $69,182 or 66.6% of total net sales for the same period in the prior year. Cost of sales as a percentage of sales for the three months ended March 31, 2000 of 43.9% is lower than the same period in 1999 of 62.9% because of a lower percentage of sales to ILX resorts, which have a lower profit margin, the one-time recognition of previously deferred revenue, as well as reduced product costs as a result of discounts achieved through higher volume purchasing.

     Sales, general and administrative expenses decreased 31.2% or $25,005 in the first quarter of 2000 to $55,124, due to decreased overhead expenses related to the Spin-Off.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense decreased to $0 for the three months ended March 31, 2000 from $547 in the same period in 1999, reflecting the fulfillment of capital lease obligations.

     There is no income tax benefit recorded in 1999 or 2000. The Company has recorded a valuation allowance equal to its deferred tax asset at March 31, 2000. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the three-month period ended March 31, 1999, cash used in operations was $17,509. During the three-month period ended March 31, 2000, cash generated by operations was equal to $20,413. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by ILX. ILX advanced the Company $28,120 in the three months ended March 31, 1999; no funds were advanced in the three months ended March 31, 2000. ILX has funded the Company's cash shortfalls since inception. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

     As part of the consolidated financial statements of its former parent, ILX, the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 1998. At December 31, 1999, as a result of the Spin-Off, the Company recorded no deferred tax asset nor a corresponding valuation allowance because all tax benefits created by the Company's net operating losses were

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

retained by ILX. This treatment results in no income tax benefit being recorded at either March 31, 1999 or at March 31, 2000.

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the three months ended March 31, 1999 was $857. There were no purchases of property and equipment during the quarter ended March 31, 2000.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, income or loss from operations or net income or loss for the three months ended March 31, 1999 or 2000.

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


                          SEDONA WORLDWIDE INCORPORATED
                                  (Registrant)


                           /s/ Patrick J. McGroder III
                        ---------------------------------
                             Patrick J. McGroder III
                              Chairman of the Board


                               /s/ Mia A. Martori
                        ---------------------------------
                                 Mia A. Martori
                        Director, President and Treasurer


                             /s/ Margaret M. Eardley
                        ---------------------------------
                               Margaret M. Eardley
                           Chief Financial Officer of
                            ILX Resorts Incorporated
                           (acting principal financial
                             and accounting officer)


Date:  As of May 11, 2000