Form 10QSB
period 2000-06-30
SEDONA WORLDWIDE INC
filed 2000-08-09
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2000               Commission File Number 0-25025


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2000
-------------------------------                     ----------------------------
Common Stock, without par value                           4,675,800 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                                  BALANCE SHEET



                                                     December 31,     June 30,
                                                        1999           2000
                                                     -----------    -----------
                                                                    (Unaudited)
                                     ASSETS

Cash and cash equivalents                            $     9,564    $    20,624

Accounts receivable                                       12,988         17,327

Inventories                                              157,546        141,139

Prepaid expenses and other current assets                 30,077         29,151
                                                     -----------    -----------
    Total current assets                                 210,175        208,241

Property and equipment, net                               44,077         24,990
                                                     -----------    -----------
    TOTAL ASSETS                                     $   254,252    $   233,231
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES & STOCKHOLDERS' EQUITY:

Accounts payable                                     $     4,523    $    16,814

Accrued expenses                                          24,309          8,859
                                                     -----------    -----------
    Total current liabilities                             28,832         25,673
                                                     -----------    -----------
Common stock, no par value; 50,000,000 shares
  authorized; 4,200,000 and 4,675,800 shares
  issued and outstanding                               1,000,000      1,009,783

Contributed capital                                    2,545,730      2,545,730

Deficit                                               (3,320,310)    (3,347,955)
                                                     -----------    -----------
    Total stockholders' equity                           225,420        207,558
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   254,252    $   233,231
                                                     ===========    ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                             Three months ended June 30,   Six months ended June 30,
                                             --------------------------    --------------------------
                                                1999           2000           1999           2000
                                             -----------    -----------    -----------    -----------
Net Sales:
  Customers                                  $    11,860    $    91,182    $    46,610    $   204,259

  Affiliates                                      74,801             --        143,983             --
                                             -----------    -----------    -----------    -----------

       Total net sales                            86,661         91,182        190,593        204,259
                                             -----------    -----------    -----------    -----------

Cost of sales:                                    54,761         51,822        120,110        101,443
                                             -----------    -----------    -----------    -----------

       Gross profit                               31,900         39,360         70,483        102,816

Selling, general & administrative expense         95,590         75,338        175,719        130,462
                                             -----------    -----------    -----------    -----------

Income (loss) from operations                    (63,690)       (35,978)      (105,236)       (27,646)

Interest expense                                     397             --            944             --
                                             -----------    -----------    -----------    -----------

       Net Income (loss)                         (64,087)       (35,978)      (106,180)       (27,646)
                                             ===========    ===========    ===========    ===========
Weighted average shares of common
stock outstanding                              4,200,000      4,343,011      4,200,000      4,271,505

  Basic income (loss) per share              $     (0.02)   $     (0.01)   $     (0.03)   $     (0.01)
                                             ===========    ===========    ===========    ===========

  Diluted income (loss) per share            $     (0.02)   $     (0.01)   $     (0.03)   $     (0.01)
                                             ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six months ended June 30,
                                                       -------------------------
                                                         1999            2000
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(106,180)     $ (27,646)

  Depreciation and amortization                           19,744         19,088

  (Increase) decrease in accounts receivable                 786         (4,339)

  Decrease in inventory                                   30,158         16,407

  Decrease (increase) in prepaid and other               (14,397)           926

  Increase (decrease) in accounts payable                 (8,060)        12,291

  (Decrease) increase in accrued expense                   1,371        (15,450)
                                                       ---------      ---------
Net cash generated by (used in) operating activities     (76,578)         1,277
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (856)            --
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                  --          9,783

  Principal payments on debt and leases                  (14,186)            --

  Advances from parent                                    30,311             --
                                                       ---------      ---------
Net cash provided by (used in) financing activities       16,125          9,783
                                                       ---------      ---------
INCREASE (DECREASE) IN CASH                              (61,309)        11,060

CASH AT BEGINNING OF PERIOD                               68,406          9,564
                                                       ---------      ---------

CASH AT END OF PERIOD                                  $   7,097      $  20,624
                                                       =========      =========

                 See notes to consolidated financial statements

                          SEDONA WORLDWIDE INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

     Sedona Worldwide Incorporated, an Arizona corporation ("SWI" or the "Company"), was incorporated in 1992 under the name Red Rock Collection Incorporated. In 1997, the Company changed its name to Sedona Worldwide Incorporated. The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock that ILX held to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders became owners of, in the aggregate, 80% of the Company's outstanding capital stock. ILX registered the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off, without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                          SEDONA WORLDWIDE INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the six months ended June 30, 1999 or 2000.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the six months ended June 30, 1999 or 2000.

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

                          SEDONA WORLDWIDE INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company operated at a net loss of $35,978 and $27,646 during the three and six months ended June 30, 2000. As of that date, the Company's current assets exceeded its current liabilities by $182,568 and its total assets exceeded its total liabilities by $207,557 due to ILX contributing in excess of $2,545,000 of intercompany debt to capital at December 31, 1999. However, the Company incurred net losses of $376,629, $317,084 and $192,340 in 1997, 1998 and 1999, respectively, and has an accumulated deficit of $3,347,955 at June 30, 2000. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, and is payable monthly. The entire unpaid principal will be due on December 31, 2000. At June 30, 2000, there had been no funds advanced under this agreement.

NOTE 3. STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2000, the Company issued 60,000 shares of restricted common stock, valued at $5,625, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. An additional 415,800 restricted shares, valued at $4,158 were issued to Hudson Consulting Group, Inc. in exchange for services to be provided (Note 4).

NOTE 4. OTHER

     On June 1, 2000, the Company entered into an Advisory Agreement with Hudson Consulting Group, Inc., a Nevada corporation ("Hudson"), under the terms of which Hudson will assist the Company in (i) its effecting the purchase of businesses and assets relative to its business and growth strategy, (ii) preparation of documents for its listing on the OTC Bulletin Board, and (iii) its introduction to brokers and dealers, potential investors, public relations firms, consultants and others that may assist the Company in its plans and future developments. In exchange for these services, the Company delivered 415,800 shares of non-restricted SWI common stock, registered by the Company

                          SEDONA WORLDWIDE INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


with the Securities and Exchange Commission, to Hudson upon execution of the Agreement. SWI and Hudson intend for the agreement to remain in effect for a minimum of one year, with automatic extension on an annual basis until termination by either party.

NOTE 5. SUBSEQUENT EVENTS

     On June 29, 2000, the Company entered into a Distributor Agreement with TSEuro, Inc., an Arizona based corporation ("TSEI"), under the terms of which the Company exclusively engaged TSEI to solicit and obtain purchase orders for its product and to assist the Company in the marketing, promotion and sale of its products, and in the exhibition of its products in industry trade shows and exhibits, throughout Europe, with the exception of England and Italy, with initial marketing efforts expected to be focused in Germany. The parties intend for the agreement to remain in effect for a minimum of one year.

     Effective July 1, 2000, the Company commenced retail operations at a second location in Sedona, Arizona.

                          SEDONA WORLDWIDE INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------     ----------------
                                         1999        2000       1999      2000
                                         ----        ----       ----      ----
Net sales:
Sales to ILX (1)                         82.8%       72.6%      83.9%     63.0%
Sales to customers other than ILX        17.2%       27.4%      16.1%     30.4%
Sales previously deferred (2)             0.0%        0.0%       0.0%      6.6%
                                        -----       -----      -----     -----
Total sales                             100.0%      100.0%     100.0%    100.0%
                                        =====       =====      =====     =====
As a percentage of net sales:
Cost of sales                            70.5%       56.8%      71.8%     49.7%
Contribution margin                      29.5%       43.2%      28.2%     50.3%
Sales, general and administrative
 expense                                170.2%       82.6%     169.8%     63.9%
Net loss                               (140.6%)     (39.5%)   (141.6%)   (13.5%)

----------
(1) Sales made to ILX are made at lower prices (generally cost plus a small mark up) than sales made to customers other than ILX.
(2) Sales previously deferred refers to a one-time recognition of revenue related to unredeemed product certificates.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

     Net sales increased 5.2% or $4,521 to $91,182 for the quarter ended June 30, 2000 from $86,661 for the same period in 1999 and increased 7.2% or $13,666 to $204,259 for the six months ended June 30, 2000 from $190,593 for the same period in 1999. The small increase in the current quarter is due to a

                          SEDONA WORLDWIDE INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

larger percentage of sales to customers other than ILX. Sales made to ILX are generally at lower prices than sales to customers other than ILX. The increase for the year to date is due to a combination of increased sales to non-ILX customers and to a one-time realization of previously deferred revenue related to unredeemed product certificates.

     Cost of sales as a percentage of sales decreased to 56.8% for the three months ended June 30, 2000 from 70.5% for the same period in 1999 and decreased to 49.7% for the six months ended June 30, 2000 from 71.8% for the same period in 1999 because of a lower percentage of sales to ILX resorts, which have a lower profit margin, reduced product costs as a result of discounts achieved through higher volume purchasing, as well as the one-time recognition of previously deferred income.

     Sales, general and administrative expenses decreased $20,252 to $75,338 for the three months ended June 30, 2000 from $95,590 for the same period in 1999 and decreased $45,257 to $130,462 for the six months ended June 30, 2000 from $175,719 for the same period in 1999, due to decreased overhead expenses related to the Spin-Off.

     Interest expense decreased to $0 for the three and six months ended June 30, 2000 from $397 and $944 for the same periods in 1999, respectively, reflecting the fulfillment of capital lease obligations.

     There is no income tax benefit recorded in 1999 or 2000. The Company has recorded a valuation allowance equal to its deferred tax asset at June 30, 2000. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three and six month periods ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the six month period ended June 30, 1999, cash used in operations was $76,578. During the six month period ended June 30, 2000, cash generated by operations was equal to $1,277. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by ILX. ILX advanced the Company $30,311 in the six months ended June 30, 1999; no funds were advanced in the six months ended June 30, 2000. ILX has funded the Company's cash shortfalls since inception. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial

                          SEDONA WORLDWIDE INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

     The Company had historically filed its income tax returns as a member of its former parent's, ILX, consolidated income tax return. There was no formal income tax sharing agreement to allocate income taxes among the members of the group and, historically, the Company had not recorded an income tax benefit for losses it had incurred that were utilized or may be utilized by ILX.

     As part of the consolidated financial statements of ILX the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 1998. At December 31, 1999, as a result of the Spin-Off, the Company recorded no deferred tax asset nor a corresponding valuation allowance because all tax benefits created by the Company's net operating losses were retained by ILX. This treatment results in no income tax benefit being recorded at either June 30, 1999 or at June 30, 2000.

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the six months ended June 30, 1999 was $856. There were no purchases of property and equipment during the six months ended June 30, 2000.

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

                          SEDONA WORLDWIDE INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, income or loss from operations or net income or loss for the six months ended June 30, 1999 or 2000.

                          SEDONA WORLDWIDE INCORPORATED
                                     PART II


ITEM I. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 22, 2000, the Company held its Annual Meeting of Shareholders. At this Annual Meeting the shareholders were asked to vote on the following proposal:

     To elect five (5) directors to serve until the next annual meeting of shareholders of the Company, or until their successors are duly elected and qualified. Prior to the meeting Robert Shields resigned as a director of the Company and, by consent action, Saundra J. McFadden was appointed by the Company's Board of Directors to fill the vacancy.

     The voting results were as follows:

     Nominees recommended in the Proxy Statement:

                                                   Votes Against
                                     Votes For      or Withheld       Non-votes
                                     ---------      -----------       ---------
     Todd Fisher                     3,115,051           0              81,548
     Mia A. Martori                  3,113,843           0              82,756
     Saundra J. McFadden             3,109,387           0              87,212
     Patrick J. McGroder III         3,106,897           0              89,702
     James W. Myers                  3,115,394           0              81,205

     As a result of the vote, the following five directors will serve until the next annual meeting or until his or her successor is elected and qualified:

     Todd Fisher                Mia A. Martori        Saundra J. McFadden
     Patrick J. McGroder III    James W. Myers

ITEM V. OTHER INFORMATION

     None

                          SEDONA WORLDWIDE INCORPORATED
                                     PART II


ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.                        Description
          -----------                        -----------

             10.1        ADVISORY  AGREEMENT  between Hudson  Consulting  Group,
                         Inc., a Nevada corporation and Sedona Worldwide Incorporated, an Arizona corporation dated as of June 1, 2000

             10.2        DISTRIBUTOR    AGREEMENT   between   Sedona   Worldwide
                         Incorporated, an Arizona corporation and TSEuro, Inc., an Arizona based corporation dated as of June 29, 2000

             27          Financial Data Schedule

     (ii) Reports on Form 8-K

          None

                          SEDONA WORLDWIDE INCORPORATED

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


Date: As of August 7, 2000