Form 10QSB
period 2000-09-30
SEDONA WORLDWIDE INC
filed 2000-11-20
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2000          Commission File Number 0-25025


                          SEDONA WORLDWIDE INCORPORATED
             (Exact name of registrant as specified in its charter)


             Arizona                                     86-0718104
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                 3840 North 16th Street, Phoenix, Arizona 85016
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 602-263-9600

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 2000
            -----                              ---------------------------------
Common Stock, without par value                         4,675,800 shares

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                                  BALANCE SHEET


                                                                   December 31,       September 30,
                                                                       1999                2000
                                                                   -----------         -----------
                                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     9,564         $     2,396
  Accounts receivable                                                   12,988              17,410
  Inventories                                                          157,546             153,180
  Prepaid expenses and other current assets                             30,077              64,051
                                                                   -----------         -----------
         Total current assets                                          210,175             237,037
  Property and equipment, net                                           44,077              16,660
                                                                   -----------         -----------
         TOTAL ASSETS                                              $   254,252         $   253,697
                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     4,523         $    48,226
  Accrued expenses                                                      24,309              12,649
  Note payable - related party                                              --              35,000
                                                                   -----------         -----------
         Total current liabilities                                      28,832              95,875
                                                                   -----------         -----------
  Common stock, no par value; 50,000,000 shares authorized;
    4,200,000 and 4,675,800 shares issued and outstanding            1,000,000           1,009,783
  Contributed capital                                                2,545,730           2,545,730
  Deficit                                                           (3,320,310)         (3,397,691)
                                                                   -----------         -----------
         Total stockholders' equity                                    225,420             157,822
                                                                   -----------         -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   254,252         $   253,697
                                                                   ===========         ===========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                              ----------------------------    ----------------------------
                                                 1999             2000           1999             2000
                                              -----------      -----------    -----------      -----------
Net Sales:
  Customers                                   $    11,380      $    65,510    $    57,990      $   269,769
  Affiliates                                       81,505               --        225,488               --
                                              -----------      -----------    -----------      -----------
      Total net sales                              92,885           65,510        283,478          269,769
                                              -----------      -----------    -----------      -----------
Cost of sales                                      59,284           39,875        179,394          141,318
                                              -----------      -----------    -----------      -----------

     Gross profit                                  33,601           25,635        104,084          128,451

Selling, general & administrative  expense         80,918           74,650        256,637          205,112
                                              -----------      -----------    -----------      -----------
Income (loss) from operations                     (47,317)         (49,015)      (152,553)         (76,661)
Interest expense                                      210              719          1,154              719
                                              -----------      -----------    -----------      -----------

     Net Income (loss)                            (47,527)         (49,734)      (153,707)         (77,380)
                                              ===========      ===========    ===========      ===========

Weighted average shares of common stock
 outstanding                                    4,200,000        4,675,800      4,200,000        4,471,273
                                              ===========      ===========    ===========      ===========

Basic and diluted income (loss) per share     $     (0.01)     $     (0.01)   $     (0.04)     $     (0.02)
                                              ===========      ===========    ===========      ===========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                    1999                   2000
                                                                 ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(153,707)             $(77,380)
  Depreciation and amortization                                     29,650                27,418
  Stock issued for compensation                                         --                 9,783
  Expenses paid with borrowings                                         --                    --
  (Increase) decrease in accounts receivable                           395                (4,423)
  Decrease in inventory                                              1,708                 4,366
  Decrease (increase) in prepaid and other                          (3,944)              (33,974)
  Increase (decrease) in accounts payable                          (28,994)               43,703
  (Decrease) increase in accrued expense                             4,460               (11,661)
                                                                 ---------              --------
       Net cash generated by (used in) operating activities       (150,432)              (42,167)
                                                                 ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (16,879)                   --
                                                                 ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                            --                    --
  Net proceeds from note payable - related party                        --                35,000
  Principal payments on debt and leases                            (21,544)                   --
  Advances from parent                                             125,461                    --
                                                                 ---------              --------
       Net cash provided by (used in) financing activities         103,917                35,000
                                                                 ---------              --------
INCREASE (DECREASE) IN CASH                                        (63,393)               (7,167)
CASH AT BEGINNING OF PERIOD                                         68,406                 9,564
                                                                 ---------              --------
CASH AT END OF PERIOD                                            $   5,013              $  2,397
                                                                 =========              ========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                          SEDONA WORLDWIDE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

ACCOUNTING MATTERS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the nine months ended September 30, 1999 or 2000.

         In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the nine months ended September 30, 1999 or 2000.

         In September 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the personal care products industry. Revenue from the Company's only major customer is reported on the Statement of Operations under Affiliates in 1999 and in Customers in 2000 following the Spin-Off.

         In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. In September 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"), which delayed the effective date of SFAS No. 133 for the Company until 2001. The Company is currently evaluating what impact this standard will have on its financial statements.

                          SEDONA WORLDWIDE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2. BUSINESS CONDITION

         As shown in the accompanying financial statements, the Company operated at a net loss of $49,734 and $77,380 during the three and nine months ended September 30, 2000. As of that date, the Company's current assets exceeded its current liabilities by $141,162 and its total assets exceeded its total liabilities by $157,822 due to ILX contributing in excess of $2,545,000 of intercompany debt to capital at December 31, 1999. However, the Company incurred net losses of $376,629, $317,084 and $192,340 in 1997, 1998 and 1999,
respectively, and has an accumulated deficit of $3,397,691 at September 30, 2000. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, and is payable monthly. The entire unpaid principal will be due on December 31, 2000, although the Company will request an extension on the repayment obligation. At September 30, 2000, there had been $35,000 advanced under this agreement.

NOTE 3. STOCKHOLDERS' EQUITY

         During the nine months ended September 30, 2000, the Company issued 60,000 shares of restricted common stock, valued at $5,625, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. An additional 415,800 restricted shares, valued at $4,158 were issued to Hudson Consulting Group, Inc. in exchange for services to be provided (Note 4).

NOTE 4. OTHER

         On June 1, 2000, the Company entered into an Advisory Agreement with Hudson Consulting Group, Inc., a Nevada corporation ("Hudson"), under the terms of which Hudson will assist the Company in (i) its effecting the purchase of businesses and assets relative to its business and growth strategy, (ii) preparation of documents for its listing on the OTC Bulletin Board, and (iii) its introduction to brokers and dealers, potential investors, public relations firms, consultants and others that may assist the Company in its plans and

                          SEDONA WORLDWIDE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

future developments. In exchange for these services, the Company delivered 415,800 shares of restricted SWI common stock, registered by the Company with the Securities and Exchange Commission, to Hudson upon execution of the Agreement. SWI and Hudson intend for the agreement to remain in effect for a minimum of one year, with automatic extension on an annual basis until termination by either party.

NOTE 5. SUBSEQUENT EVENTS

         On July  31,  2000 the  Company  entered  into a  Vendor  Participation
Agreement with Buyers Shopping Network ("BSN") of Deerfield Beach, Florida, under the terms of which the Company has engaged BSN to render the following services; to feature Sedona Spa Face, Hair and Body Care Packages in 60, 90 and 120 second direct response commercials, a combination of which will air a combined total of at least two hundred (200) times, to air commercials through a combination of any or all of the following: ABC affiliates, NBC affiliates, CBS affiliates, FOX affiliates, WB affiliates, UPN affiliates, Independent affiliates, Cable and Cable Networks and shall have a minimum potential household reach of 20 million homes, to furnish a complete production and media team to cover all aspects of the pre-production, production, post production, promotion and distribution of the program. It is expected that the commercials will begin airing on or around November 22, 2000.

         Effective  October  6,  2000  the  Board  of  Directors   accepted  the
resignation of Joelle Ciardella as Vice President and Secretary of the Corporation and elected Viki J. Nelson as Secretary of the Corporation.

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

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------      -----------------
                                              1999          2000      1999         2000
                                              -----        -----      -----       -----
Net sales:
Sales to ILX (1)                               87.7%        73.0%      79.5%       66.9%
Sales to customers other than ILX              12.3%        27.0%      20.5%       33.1%
                                              -----        -----      -----       -----
Total sales                                   100.0%       100.0%     100.0%      100.0%
                                              =====        =====      =====       =====

As a percentage of net sales:
Cost of sales                                  63.8%        60.9%      63.3%       52.4%
Contribution margin                            36.2%        39.1%      36.7%       47.6%
Sales, general and administrative expense      87.1%       114.0%      90.5%       76.0%
Net loss                                      (52.6%)      (75.9%)    (54.2%)     (28.7%)

----------
(1) Sales made to ILX are made at lower prices (generally cost plus a small mark up) than sales made to customers other than ILX.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net sales decreased 29% or $27,375 to $65,510 for the quarter ended September 30, 2000 from $92,885 for the same period in 1999 and decreased 4.8% or $13,709 to $269,769 for the nine months ended September 30, 2000 from $283,478 for the same period in 1999.

                          SEDONA WORLDWIDE INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cost of sales as a percentage of sales decreased to 60.9% for the three months ended September 30, 2000 from 63.8% for the same period in 1999 and decreased to 52.4% for the nine months ended September 30, 2000 from 63.3% for the same period in 1999 because of a lower percentage of sales to ILX resorts, which have a lower profit margin. Product costs were also reduced as a result of discounts achieved through higher volume purchasing.

         Sales, general and administrative expenses decreased $6,268 to $74,650 for the three months ended September 30, 2000 from $80,918 for the same period in 1999 and decreased $51,525 to $205,112 for the nine months ended September 30, 2000 from $256,637 for the same period in 1999, due to decreased overhead expenses related to the Spin-Off.

         Interest expense was $719 for the three and nine months ended September 30, 2000 from $210 and $1,154 for the same periods in 1999, respectively, reflecting the fulfillment of capital lease obligations.

         The Company has recorded a valuation allowance equal to its deferred tax asset at September 30, 2000. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three and nine month periods ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the nine month period ended September 30, 1999, cash used in operations was $150,432. During the nine month period ended September 30, 2000, cash used in operations was equal to $42,167. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by ILX. ILX advanced the Company $125,461 in the nine months ended September 30, 1999; $35,000 was advanced in the nine months ended September 30, 2000. ILX has funded the Company's cash shortfalls since inception. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000, although the Company will request an extension on the payment obligation. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

         As part of the consolidated financial statements of ILX the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 1998. At December 31, 1999, as a result of the Spin-Off, the Company recorded no deferred tax asset nor a corresponding valuation allowance because all tax benefits created by the Company's net operating losses were retained by ILX. This treatment results in no income tax benefit being recorded at either September 30, 1999 or at September 30, 2000.

USES OF CASH

         Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the six months ended
September 30, 1999 was $16,879. There were no purchases of property and equipment during the nine months ended September 30, 2000.

CREDIT FACILITIES AND CAPITAL

         The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls, except as follows: In October 1999, ILX agreed to provide up to $200,000 of working capital financing to the Company through November 30, 2000. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly, and the entire unpaid principal amount due on December 31, 2000, although the Company will request an extension on the payment obligation. As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

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

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, income or loss from operations or net income or loss for the nine months ended September 30, 1999 or 2000.

                          SEDONA WORLDWIDE INCORPORATED
                                     PART II

ITEM I. LEGAL PROCEEDINGS

         The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the nine months ended September 30, 2000, the Company issued 60,000 shares of restricted common stock, valued at $5,625, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. An additional 415,800 restricted shares, valued at $4,158 were issued to Hudson Consulting Group, Inc. in exchange for services to be provided.

ITEM III. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 22, 2000, the Company held its Annual Meeting of Shareholders. At this Annual Meeting the shareholders were asked to vote on the following proposal:

         To elect five (5) directors to serve until the next annual meeting of shareholders of the Company, or until their successors are duly elected and qualified. Prior to the meeting Robert Shields resigned as a director of the Company and, by consent action, Saundra J. McFadden was appointed by the Company's Board of Directors to fill the vacancy.

         The voting results were as follows:

         Nominees recommended in the Proxy Statement:

                                                    Votes Against
                                      Votes For      or Withheld       Non-votes
                                      ---------     -------------      ---------
          Todd Fisher                  3,115,051           0             81,548
          Mia A. Martori               3,113,843           0             82,756
          Saundra J. McFadden          3,109,387           0             87,212
          Patrick J. McGroder III      3,106,897           0             89,702
          James W. Myers               3,115,394           0             81,205

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



Date:  As of September 30, 2000