Form 10KSB40
period 2000-12-31
SEDONA WORLDWIDE INC
filed 2001-04-16
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the fiscal year ended December 31, 2000

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

                                                               Outstanding at
       Title of Class                                        February 28, 2001
-------------------------------                            ---------------------
Common Stock, without par value                              4,760,902 shares

At February 28, 2001, the aggregate market value of Registrant's common shares held by non-affiliates based upon the closing price at such date was approximately $285,654.

                          SEDONA WORLDWIDE INCORPORATED

                         1999 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I .....................................................................   1
  Items 1 and 2. Business and Properties ...................................   1
  Item 3. Legal Proceedings ................................................   8
  Item 4. Submission of Matters to a Vote of Security Holders ..............   8

PART II ....................................................................   8
  Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters ..............................................   8
  Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................   9
  Item 7. Financial Statements .............................................  12
  Item 8. Changes in and Disagreements With Accountants On Accounting
          and Financial Disclosure .........................................  12

PART III ...................................................................  13
  Item 9.  Directors and Executive Officers of the Registrant;
           Compliance With Section 16(A) of the Exchange Act ...............  13
  Item 10. Executive Compensation ..........................................  14
  Item 11. Security Ownership of Certain Beneficial Owners and Management...  14
  Item 12. Certain Relationships and Related Transactions ..................  14
  Item 13. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ........................................................  16

                                     PART I

     This Form 10-KSB contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to generate additional sales of its products and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any of the forward looking statements contained herein.

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

     The Company is principally engaged in the development, testing, marketing, and distribution of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the U.S. and of Sedona, Arizona in particular. In addition, the Company has established a marketing alliance with Robert Shields, founder of Robert Shields Design, a jewelry and art design company based in Sedona, Arizona, whereby the Company will be able to offer a line of Southwestern-style jewelry and artwork similar to Mr. Shield's existing line of products. In addition, the Company has developed a line of apparel under the brand name "Red Rock Gear." No significant sales of apparel or jewelry have occurred to date. The Company intends to introduce additional products such as natural vitamins, mineral supplements, and herbal remedy products, however, it does not currently have any arrangements in place with respect to the introduction of any such products. See "Products" below.

     The Company's personal care products have historically been marketed primarily through direct sales at the Los Abrigados Resort & Spa, the "flagship" resort of ILX. In addition, these products have historically been offered as in-room amenities to guests at various ILX resorts and as promotional gifts to targeted customers of such resorts. Commencing in 1998, the Company began to shift its focus to increasing the visibility, brand recognition and sales volume of its products through the distribution of such products through certain salon, spa and other retail outlets throughout the United States independent of ILX.

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

OPERATING STRATEGY

     Since 1994, the Company has test marketed its unique line of face, hair and body care products through promotional use and retail sales at the ILX resorts, and direct sales, including direct mail, network marketing, in-bound and out-bound telemarketing, direct wholesaling, trade show, internet and consignment programs. Based upon such test marketing efforts, the Company believes that its products will be most favorably received by people 35 to 65 years of age. As a result, the Company intends to proceed with its planned introduction of botanical based face, hair and body products.

     The Company's strategy is to seek to satisfy a particular sector of the consumer population who, because of their attraction to the natural beauty and mystique of the Southwestern U.S., and particularly Sedona, Arizona, are attracted to botanically originated products for the face, hair and body, and jewelry and apparel which seek to represent or capture the "spirit" or the "essence" of the Southwest and Sedona. The Company's personal care products have been formulated using a variety of natural botanical extracts, essential oils and minerals, as demonstrated in the Sedona Red Mineral Facial from the Southwest. The Company designs its products with an emphasis upon branded packaging concepts which stress aesthetic appeal as well as convenience of use.

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

PRODUCTS

     The Company's existing product offerings consists of the Sedona Spa line of "botanical treats" for the face, hair and body. Each product group is marketed and distributed in a manner tailored to capitalize upon the perceived greatest demand for such products, however, all of them are conceived, designed and distributed in a manner intended to capture the spirit of Sedona, with an emphasis upon indigenous ingredients and motifs marketed to an upscale niche market.

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

     SEDONA SPA SKIN CARE (FACIAL)
       Advanced  Daily Cleanser
       Refreshing Facial Toner
       Wildberry Facial Moisturizer
       Hydrating Facial Moisturizer
       Nighttime Refining Moisturizer
       Sedona Red Mineral Facial
       Firming Anti-Wrinkle Eye Cream

     SEDONA SPA HAIR CARE (HAIR)
       Mountain Moisture Shampoo
       Mountain Moisture Conditioner
       Maximum Body Shampoo
       Maximum Body Conditioner
       Gold Shaping Gel
       Botanical Sculpting Spray

     SEDONA SPA SKIN CARE (BODY)
       Body Balm Moisturizer
       Spa Shower Gel
       Sea Kelp Soap
       Sedona Red Soap
       Sun Care SPF 15

     The Company's Sedona Spa products emphasize the natural properties of their botanical ingredients. Third parties perform all of the necessary testing, if any, associated with the products they produce for the Company. Generally, testing is performed when using ingredients classified by the FDA as "Generally Regarded as Safe." The manufacturers of the Sedona Spa hair, body and face products do employ Quality Assurance Programs, which include microbiological testing, stability and product performance testing. None of the Company's manufacturers performs any animal testing, nor do any of their outside suppliers.

     ADDITIONAL PRODUCT CATEGORIES. In addition to the core product lines described above, the Company believes that opportunities for additional products indigenous to, or associated with, the Southwest and Sedona may be developed in the future in a manner consistent with its existing product offerings. Accordingly, the Company may determine to test market other products. The Company does not currently have any agreements, oral or written, to test, develop or otherwise distribute any such additional products.

MARKETING STRATEGY

     The Company's marketing plan emphasizes various direct sales media for promoting its proprietary branded product lines. Historically, the Company has primarily offered its Sedona Spa products as part of the marketing efforts of ILX as in-room amenities to visitors of the Los Abrigados Resort & Spa ("Los Abrigados"), the flagship resort of ILX, which is located in Sedona, Arizona, at other ILX resorts and as promotional premiums to potential purchasers of ILX's vacation ownership interest inventory. Commencing in late 1998, the Company began to pursue the development of a market for its products independent of ILX. To date, the Company has made some initial sales to a limited number of spas, salons and other retail outlets throughout the United States. Commencing in 1999, the Company began selling its products to two Internet retailers. Although Internet sales through retailers have not been a significant source of revenue to the Company, management may explore opportunities in the online market as they arise. In addition, the Company has utilized catalog, direct mail and other mediums intended to most efficiently expose its products to a targeted base of potential consumers. The primary objective of the Company's marketing strategy is to increase the number of consumers who try its products, with the secondary objective of obtaining a database of potential customers for further follow-up by direct mail, e-mail, telemarketing and automatic order programs. Certain marketing activities, such as billboard advertising and radio campaigns commenced in 1998 to create brand awareness, recognition, identity and interest among consumers.

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

MANUFACTURING AND DISTRIBUTION

     PRODUCT DEVELOPMENT, PRODUCTION AND PACKAGING. All of the Company's product development, production and packaging functions are performed by third parties on a contractual basis. The Company believes that outsourcing these aspects of its operations enables it to access the particular technical expertise of its third party suppliers while simultaneously realizing certain economic advantages enjoyed by such suppliers, including flexible production capacity and raw materials purchasing power. In addition, the Company believes such arrangements permit it to avoid the costs associated with the facilities maintenance and administration activities associated with such functions. The Company works closely with its outside suppliers in an effort to ensure the quality and consistency of its products. The Company does not have contractual arrangements with any of its third party suppliers. Although the Company has worked with each of such suppliers for a period of two to six years and believes its relations are good, such suppliers are not obligated to continue to provide products and services to the Company at all, or on the same terms and conditions as they currently do.

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

INTELLECTUAL PROPERTY

     The Company has registered "Red Rock Collection" and "Sedona Spa" as trade names with the Arizona Secretary of State; and has registered "Sedona Spa" and "Sedona Worldwide" as trademarks with the U.S. Patent and Trademark Office.

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

RESEARCH AND DEVELOPMENT

     During each of the fiscal years ended December 31, 2000 and 1999 the Company's expenditures on research and development were immaterial. The
Company's research and development activities have historically consisted primarily of product testing and logo and packaging design, among other activities. The Company may incur certain costs in the future in connection with the introduction of additional products. The 1997 research and development activities include the product changes and repackaging associated with the introduction of the Sedona Spa line of products, which replaced the Red Rock Collection line previously marketed by the Company.

GOVERNMENTAL REGULATION

     In certain instances, personal care and health products are subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The Company's sunscreen formulation has received FDA approval and is currently being marketed. The Company believes it is in compliance with all applicable FDA and other governmental regulations. The Company intends to comply with all governmental regulations which may become applicable in the future including any related to its planned line of Red Rock Natural Health products.

PROPERTIES

     The Company's headquarters and warehouse facilities are located at 3840 North 16th Street in Phoenix, Arizona. The Company leases approximately 2,000 square feet for these purposes from ILX at a rate of $2,000 per month for a two-year term expiring December 2001, with three one-year options to renew. The Company does not own any real estate.

EMPLOYEES

     As of December 31, 2000, the Company had three employees, all of whom were employed on a full-time basis, with none covered by collective bargaining agreements. For the foreseeable future the Company intends to have its staff be employed directly by ILX and to lease these employees from ILX, thereby providing such employees a broader range of employee benefits and at a more favorable cost than would be available if the employees were employed directly by the Company. In addition, post spin-off, ILX has agreed to make available the services of certain of its employees to the Company on a part-time basis as needed by the Company, for which the Company will pay a fee. The Company intends to continue to utilize services of ILX only when such services are more cost effective than either developing in-house resources to perform the functions or securing such services from alternative third party providers.

INSURANCE

     The Company currently carries general, liability, automobile liability and umbrella insurance coverage independent of ILX. In the foreseeable future the Company intends for ILX to continue to directly employ the Company's staff, and for the Company to lease such employees from ILX. Accordingly, workmen's compensation coverage will continue to be provided through ILX. There can be no assurance that the Company will not be subject to claims in the future which its insurance may not cover or as to which its coverage limits may be inadequate. If the Company is uninsured or underinsured at any time that it becomes subject to a claim, it may be required to significantly deplete its financial and other resources.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently a public market for the Company's Common Stock on the NASDAQ Bulletin Board (Symbol SDWW). At February 28, 2001, the Common Stock was held by approximately 359 shareholders of record. No dividends on the Company's Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. When, if ever, the Company is able to generate earnings, it intends to invest such resources in its existing operations.

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

OVERVIEW

     Sedona Worldwide Incorporated was formed in 1992 to develop, test, market and distribute its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. To date, the Company has generated revenue primarily through the sale of its face, hair and body care products to ILX, of which it was formerly an 80% owned subsidiary. ILX distributes the Company's products as in-room amenities at its resorts and hotels, as premiums
(incentives) to its customers for attending vacation ownership sales presentations, and for retail sales at its resort gift shops, Candles, Bath & Body gift shop in Sedona, Arizona and at the Sedona Spa at Los Abrigados Resort & Spa. The Company also generates revenue from direct mail sales to consumers (many of whom were introduced to the products as in-room amenities or premiums), website sales and from limited retail distribution in specialty shops.

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                       Year Ended December 31,
                                                      -------------------------
                                                      2000      1999      1998
                                                      -----     -----     -----
Net sales:
Sales to former parent (1)                             72.7%     79.1%     85.7%
Sales to non-affiliates                                27.3      20.9%     14.3%
                                                      -----     -----     -----
Total sales                                           100.0%    100.0%    100.0%
                                                      =====     =====     =====
As a percentage of net sales:
Cost of sales                                          46.7%     60.2%     65.1%
Contribution margin                                    53.3%     39.8%     34.9%
Selling, general and administrative expense           103.7%     89.0%    138.1%
Net loss                                               51.6%     49.5%    105.3%

----------
(1) Sales to former parent consist of sales made to ILX. Sales to ILX have historically been made at lower prices (generally cost plus a mark up) than sales to non-affiliates.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 2000

     Net sales increased 3% to $400,358 in 2000 from $388,424 in 1999, reflecting the emphasis on additional channels of distribution, use of products as premiums by an additional ILX sales office and higher product pricing.

     Cost of sales as a percentage of sales decreased to 46.7% in 2000 from 60.2% in 1999, reflecting higher product prices and reduced product costs as a result of discounts achieved through higher volume purchasing.

     Sales, general and administrative expenses increased $69,420 to $415,290 in 2000 from $345,870 in 1999, reflecting an increase in advertising utilizing direct response commercials plus an increase in printing costs with respect to catalog production.

     Interest expense increased to $4,884 for 2000 from $1,188 for 1999, reflecting an interest expense on a $200,000 loan from ILX.

     There is no income tax benefit recorded in 2000 or 1999 because the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 2000 and did not record a deferred tax asset at December 31, 1999. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded at December 31, 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1999

     Net  sales  increased  29.0% to  $388,424  in 1999 from  $301,016  in 1998, reflecting the emphasis on additional channels of distribution, use of products as premiums by an additional ILX sales office and higher product pricing.

     Cost of sales as a percentage of sales decreased to 60.2% in 1999 from 65.1% in 1998, reflecting higher product prices and reduced product costs as a result of discounts achieved through higher volume purchasing.

     Sales, general and administrative expenses decreased $69,973 to $345,870 in 1999 from $415,843 in 1998, reflecting primarily cost reductions in advertising and, to a lesser degree, reductions in printing and supplies.

     Interest expense decreased to $1,188 for 1999 from $6,362 for 1998, reflecting declining capital lease obligations.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1998

     Net sales  decreased  11.7%  from  $340,973  in 1997 to  $301,016  in 1998, reflecting the full effect of the cessation in 1997 of certain test marketing and distribution methods as well as the changes in the ILX resorts' use of products as amenities and premiums. Cost of sales as a percentage of sales for 1998 of 65.1% is slightly lower than 1997 of 69.7% because of a shift in product sales mix that emphasized the sale of higher margin products.

     Selling, general and administrative expenses decreased from $471,222 in 1997 to $415,843 in 1998, consistent with the reduction of test marketing and distribution methods described above.

     Interest expense of $8,877 for 1997 and $6,362 for 1998 reflects interest on declining capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the twelve-month periods ended December 31, 2000 and 1999, cash used in operations was $145,281 and $174,020, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its former parent, ILX. ILX advanced the Company $200,000 and $179,000 in the twelve-month periods ended December 31, 2000 and 1999, respectively. ILX has funded the Company's cash shortfalls since inception and continued to do so until the completion of the Spin-Off. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has provided $200,000 of additional financing following completion of the Spin-Off through December 31, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2001.

     Without such commitment, the Company's current cash flows are expected to be insufficient to meet its liquidity, operating and capital requirements over the next twelve months. The Company currently has no credit facility with a bank or other financial institution. While the Company will attempt to obtain a credit facility to address its cash flow needs, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company. In light of the Company's inability to operate profitably, its independent auditors have qualified their opinion as to the Company's financial statements for the years ended December 31, 2000 and 1999 with a concern that the Company may be unable to continue operating as a "going concern." A copy of this opinion is included at Page F-2 of this filing. The Company's management believes that the principal reason for its inability to generate additional revenues is the lack of a larger customer base and the marketing resources needed to attract such customers. The Company intends to address these issues by seeking to obtain third party financing to be used to more aggressively market its products and services and/or by seeking to identify a suitable third party with whom it may enter into a merger, acquisition or other business combination. However, the Company currently has no agreements, binding or non-binding, of any nature for any such financing or any such business combination and there can be no assurance that it will be able to complete either of such transactions or that, even if completed, that they will adequately address the Company's liquidity problems. As discussed below, if the Company is unable to generate revenues in excess of its expenses, it may be unable to continue as a going concern.

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

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. Net cash used in investing activities in the twelve-month periods ended December 31, 2000 and 1999 was $0 and $37,746 respectively.

CREDIT FACILITIES AND CAPITAL RESOURCES

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls, except as follows: In October 1999, ILX agreed to provide up to $200,000 of working capital financing to the Company. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly, and the entire unpaid principal amount due on December 31, 2001 (see Note 2 and 9 to the Financial Statement). As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

SEASONALITY

     Presently the Company's revenues are only minimally seasonal, with slightly increased sales during the second and third quarters and in December, reflecting seasonality in resort guests of its major customer, ILX. If the Company is able to expand its customer base and marketing and distribution methods, it may experience different seasonality dynamics that may cause operating results to fluctuate.

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the years ended December 31, 2000 and 1999.

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

     As reported on ILX's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, on February 8, 1999, the Company engaged Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountant to audit the Company's financial statements for the year ended December 31, 1998. On December 14, 1999, the Company engaged HB&M to audit its financial statements for the year ended December 31, 1999. On February 23, 2001, the Company engaged HB&M to audit its financial statements for the year ended December 31, 2000. Prior to its engagement, the Company had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

     Effective June 21, 2000, the directors of Sedona Worldwide, Incorporated, an Arizona corporation, adopted the following resolution without a meeting as permitted by ARS 10-821 and the Bylaws of the Corporation to accept, with regret, the resignation of Robert Shields as a director of the Corporation and the election of Saundra J. McFadden as a director of the Corporation to serve until her successor is elected and qualified.

     Effective October 6, 2000, the Board of Directors accepted, with regret, the resignation of Joelle Ciardella as Vice President and Secretary of the Corporation and effective October 6, 2000 Viki J. Nelson was elected as
Secretary of the Corporation to serve until her successor is elected and qualified.

     Margaret Eardley resigned as Chief Financial Officer as of August 21, 2000.

     TODD FISHER has served as a director of the Company since April 1998. He has also served as Chief Executive Officer and President of Debbie Reynolds Hotel & Casino, Inc. ("DRHC"), a publicly-traded corporation that owned and operated the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada; and as President of two of DRHC's subsidiaries, Debbie Reynolds Resort Inc., a Nevada corporation that owned, developed and marketed the timeshare intervals at the Debbie Reynolds Hotel & Casino prior to its sale to the Worldwide Wrestling Federation, and Debbie Reynolds Management, Inc., a Nevada corporation responsible for management of DRHC's timeshare operations, each since 1994. Mr. Fisher is also a consultant to Raymax Productions, Inc. Mr. Fisher received his B.S. degree in Engineering from Brigham Young University.

     MIA A. MARTORI has served as a director of the Company since April 1998 and also as President. Prior thereto, Ms. Martori served as Vice President of Operations from July 1995 and as Secretary and Treasurer from January 1994 until February 1997. Ms. Martori has also served as corporate secretary of MEI, a private investment company that holds 17.5% of the Company's outstanding common stock. Ms. Martori has a biological sciences background and significant experience in operations and office management. Ms. Martori earned an M.A. in Biological Sciences from Northern Arizona University and a B.S. in Wildlife Biology from Colorado State University. Ms. Martori is the wife of JPM, who holds directly and indirectly 22.7% (inclusive of shares held directly by Ms. Martori) of the Company's outstanding Common Stock, all of which is deemed to be beneficially owned by Ms. Martori.

     PATRICK J. MCGRODER III has served as Chairman and as a director of the Company since April 1998. Mr. McGroder has been a trial lawyer engaged in the practice of law since 1970, and has served since 1990 as a member of the law firm of Goldstein, McGroder & Woods, Ltd. of Phoenix, Arizona (which he co-founded). Mr. McGroder received a B.A. degree from the University of Notre Dame and a J.D. degree from the University of Arizona School of Law. Mr. McGroder is also a director of ILX, the Common stock of which is currently traded on the American Stock Exchange (AMEX:ILX).

     JAMES W. MYERS has served as a director of the Company since April 1998. Mr. Myers has served as President and a director of Myers Management and Capital Group, Inc., a management consulting firm he founded, since December 1995. From 1986 to 1995, Mr. Myers was President, Chief Executive Officer and a director of Myers Craig Vallone Francois, Inc., an investment banking and management advisory firm he also founded. Prior thereto, Mr. Myers held executive positions with a variety of public and private companies from 1956 to 1986. Mr. Myers also serves as a director of Autom, BG Associates, First Solar, Inc., Poore Brothers, Inc., Chambers Belt, Inc., China Mist Tea, Landiscor, Inc., OmniMount, Solar Cells, Inc. and True North, LLC. Mr. Myers received a B.S. degree from Northwestern University and an M.B.A. degree from the University of Chicago. Mr. Myers is also a director of ILX, the Common Stock of which is currently traded on the American Stock Exchange (AMEX:ILX).

     SAUNDRA J. MCFADDEN has served as director of the Company since June 2000. Ms. McFadden attended UCLA and has an extensive background in film and television both as an actress and production executive encompassing over 30 produtions. Ms. McFadden was head of NBC Corporate Events West Coast, following which she ran her own business handling national accounts for Fortune 500 companies such as Seagrams, Mutual of New York, Paramount Studios, Warner Lambert, Computer Associates and more.

     VIKI J. NELSON has served as Secretary and Business Development Manager since October 2000. Prior to joining the Company in 2000, Ms. Nelson was employed by GMAC Commercial Mortgage and served as their loan closer and office manager. Her responsibilities included management, accounting,

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation for the Chief Executive Officer of the Company for each of the fiscal years ended December 31, 1999, 1998 and 1997, (each, a "Named Executive Officer"). None of the Company's other employees' compensation exceeded $100,000 or would have exceeded $100,000 on an annualized basis, for any of such years.

                              SUMMARY COMPENSATION

                                                                                LONG-TERM
                                            ANNUAL COMPENSATION             COMPENSATION AWARDS
                                     ---------------------------------   ------------------------
                                                                         RESTRICTED    SECURITIES
                                                          OTHER ANNUAL     STOCK      UNDERLYING       ALL OTHER
NAME AND TITLE              YEAR     SALARY       BONUS   COMPENSATION     AWARDS     OPTIONS/SARS   COMPENSATION
--------------              ----     ------       -----   ------------     ------     ------------   ------------
Joseph P. Martori           2000     $    0 (l)    $0          --            --            --             --
                            1999          0 (l)     0          --            --            --             --
                            1998      5,000 (1)     0          --            --            --             --

Patrick J. Mcgroder III     2000          0 (2)     0          --            --            --             --
                            1999          0         0          --            --            --             --
                            1998          0         0          --            --            --             --

----------
(1) Represents a portion of total salary paid to Mr. Martori by the Company's former parent corporation, ILX, in consideration of his services as the Company's Chief Executive Officer. Mr. Martori ceased to serve as the Company's Chief Executive Officer in April 1998.
(2) Patrick J. McGroder III has served as Chairman, director and Chief Executive Officer of the Company since April 1998. Mr. McGroder receives no salary or other compensation for his services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item will be provided in an amended filing no later than 120 days after the end of the fiscal year covered by this Form.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of transactions to which the Company or its subsidiaries is party in which the amount involved since January 1, 1998 exceeded $60,000 and in which officers, directors, nominees and/or greater than 5% beneficial owners of the Company's Common Stock (or any immediate family members of the foregoing) had, or will have, a direct or indirect material interest.

     The Company was a majority owned subsidiary of ILX until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock that ILX held to the ILX shareholders of record as of December 21, 1999, on a prorata basis.

     On October 28, 1999, the Company entered into a letter agreement with ILX, which at that time held 80% of its outstanding common stock shares. Pursuant to this agreement, ILX committed to provide an operating line of credit for general working capital purposes an other related uses by the Company through November 30, 2000. Amounts borrowed under this agreement accrue interest at a rate equal to the prime plus 3% per annum; with interest payable monthly. All unpaid principal and interest in payable by the Company on December 31, 2000. The line of credit is unsecured; however the Company is prohibited from obtaining any additional loans or financing during the term of this agreement without the prior consent of ILX. There were no borrowings on the line during 1998 or 1999. Borrowings during 2000 were $200,000. On January 1, 2001 the Company and ILX entered into a Modification Agreement changing the due date of the loan to December 31, 2001. SWI granted ILX a first priority security interest in all of SWI's tangible personal property, inventory and office furniture and furnishings as collateral for the repayment of the Note. All other terms and provisions remain unchanged and in full force and effect.

     ILX has funded the Company's shortfalls since inception and, as disclosed above, has agreed to continue to do so following the spin-off. During 1998 and 1999, ILX advanced the Company $467,052 and $179,095 respectively. At the time of the spin-off, the Company was indebted to ILX in an amount in excess of $2,545,000, which was forgiven in conjunction with the spin-off. This amount was net of sales of products to ILX. Such sales were $258,052 and $307,075 in 1998 and 1999 respectively.

     Effective January 1, 2000, the Company leases from ILX approximately 2,000 square feet for $2,000 per month ($24,000 annually) for its principal office and warehouse facilities in Phoenix, Arizona, pursuant to a twenty-four month lease that expires in December 2001, with three 12-month options to renew. During 1999, the Company leased these facilities directly from an affiliate of ILX through a lease of the entire facility, of which it sublet a portion to ILX. During 1999, the Company paid $48,000 in lease payments to the affiliate of ILX and collected $24,000 from ILX as rental income for the portion of the space ILX utilized in the facility.

     On January 1, 1997, Todd Fisher entered into an agreement with the Company pursuant to which Mr Fisher has agreed to provide certain production services in connection with Debbie Reynolds' services as a spokesperson for the Company's products pursuant to an agreement entered into by the Company and Ms. Reynolds also as of January 1, 1997. As consideration for Mr. Fisher's services, Mr. Fisher received 420,000 shares of Common Stock, which represents 10% of the Company's outstanding Common Stock. The shares issued to Mr. Fisher had a value of approximately $16,500 at the time they were transferred. Such valuation was based upon an independent appraisal. Mr. Fisher will provide such services as requested in the future. No services were requested in 1998 or 1999.

     Mr. Fisher is the son of Debbie Reynolds, with whom the Company has an agreement pursuant to which Ms. Reynolds has agreed to provide certain promotional activities on behalf of the Company. The Company entered into its agreement with Ms. Reynolds prior to Mr. Fisher's election to the Company's Board of Directors. The terms of Ms. Reynolds' agreement were negotiated at arms length and the Company's management believes that they are reasonable. In 1998, Ms. Reynolds transferred to Mr. Fisher all the 420,000 shares of the Company's Common Stock issued to her pursuant to the agreement described in this paragraph.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

          (i) Report of Hansen, Barnett & Maxwell, a professional corporation

          (ii) Financial Statements and Notes to Statements of the Registrant, including Balance Sheets as of December 31, 2000 and 1999 and Statements of Operations, Stockholders' Equity/Net Capital Deficiency and Cash Flows for each of the two years ended December 31, 2000.

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

       Signatures                       Title                         Date
       ----------                       -----                         ----


/s/ Patrick J. McGroder III      Chairman of the Board            March 27, 2001
-----------------------------
Patrick J. McGroder III


/s/ Mia A. Martori               Director, President and          March 27, 2001
-----------------------------    Treasurer
Mia A. Martori


/s/ Todd A. Fisher               Director                         March 27, 2001
-----------------------------
Todd A. Fisher


/s/ Saundra J. McFadden          Director                         March 27, 2001
-----------------------------
Saundra J. McFadden


/s/James M. Myers                Director                        March 27, 2001
-----------------------------
James M. Myers


/s/ Viki J. Nelson               Secretary                       March 27, 2001
-----------------------------
Viki J. Nelson

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         F-2

Financial Statements:

  Balance Sheets at December 31, 2000 and 1999                             F-3

  Statements of Operations for the years ended December 31, 2000
    and 1999                                                               F-4

  Statements of Stockholders' Equity/Net Capital Deficiency for
    the years ended December 31, 1999 and 2000                             F-5

  Statements of Cash Flows for the years ended December 31, 2000
    and 1999                                                               F-6

  Notes to Financial Statements                                            F-7

                     [HANSEN, BARNETT & MAXWELL LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders of Sedona Worldwide Incorporated

We have audited the accompanying balance sheets of Sedona Worldwide Incorporated as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity/net capital deficiency, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sedona Worldwide Incorporated at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                       /s/ HANSEN BARNETT & MAXWELL


Salt Lake City, Utah
March 1, 2001

                          SEDONA WORLDWIDE INCORPORATED
                                 BALANCE SHEETS

                                                                      December 31,
                                                              ----------------------------
                                                                 2000             1999
                                                              -----------      -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    64,283      $     9,564
  Accounts receivable                                              18,876           12,988
  Accounts receivable from officers                                 9,932               --
  Inventories                                                     189,749          157,546
  Prepaid expenses and other current assets                            --           30,077
                                                              -----------      -----------
     Total current assets                                         282,840          210,175
                                                              -----------      -----------
Property and equipment, net (Notes 3 and 5)                        30,253           44,077
                                                              -----------      -----------

        TOTAL ASSETS                                          $   313,093      $   254,252
                                                              ===========      ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY/NET CAPITAL DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                            $    74,407      $     4,523
  Note Payable - Related Party (Note 2)                           200,000               --
  Accrued expenses                                                 10,248           24,309
                                                              -----------      -----------
    Total current liabilities                                     284,655           28,832
                                                              -----------      -----------

    Total liabilities                                             284,655           28,832
                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY/ NET CAPITAL DEFICIENCY:
  Preferred stock, $10 par value - authorized, 5,000,000
    shares, none issued
  Common stock, no par value - 50,000,000 shares
    authorized, 4,760,902 and 4,285,102
    shares issued and outstanding                               1,009,783        1,000,000
  Contributed capital                                           2,545,730        2,545,730
  Retained deficit                                             (3,527,075)     (3,320,310)
                                                              -----------      -----------
    Total stockholders' equity/ net capital deficiency             28,438          225,420
                                                              -----------      -----------

         TOTAL                                                $   313,093      $   254,252
                                                              ===========      ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF OPERATIONS


                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
NET SALES (Note 7):
  Customers                                         $   400,358     $    81,349
  Affiliates                                                 --         307,075
                                                    -----------     -----------

       Total net sales                                  400,358         388,424

COST OF SALES                                           186,949         233,706
                                                    -----------     -----------

       Gross profit                                     213,409         154,718

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            415,290         345,870
                                                    -----------     -----------
LOSS FROM OPERATIONS                                   (201,881)       (191,152)

INTEREST EXPENSE                                          4,884           1,188
                                                    -----------     -----------

NET LOSS                                            $  (206,765)    $  (192,340)
                                                    ===========     ===========
WEIGHTED AVERAGE SHARES OF COMMON STOCK
 OUTSTANDING                                          4,487,999       4,285,102
                                                    ===========     ===========
BASIC AND DILUTED NET LOSS PER SHARE                $     (0.05)    $     (0.04)
                                                    ===========     ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
           STATEMENTS OF STOCKHOLDERS' EQUITY/ NET CAPITAL DEFICIENCY


                                         Common Stock
                                  --------------------------    Contributed
                                    Shares          Amount        Capital        Deficit         Total
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998          4,285,102    $ 1,000,000    $        --    $(3,127,970)   $(2,127,970)

  Contributed capital                      --             --      2,545,730             --      2,545,730

  Net loss                                 --             --             --       (192,340)     (192,340)
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999          4,285,102    $ 1,000,000    $ 2,545,730    $(3,320,310)   $   225,420

  Shares issued for outside
  services                            415,800          4,158             --             --          4,158

  Shares issued as compensation        60,000          5,625             --             --          5,625

  Net loss                                 --             --             --       (206,765)     (206,765)
                                  -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000          4,760,902    $ 1,009,783    $ 2,545,730    $(3,527,075)   $    28,438
                                  ===========    ===========    ===========    ===========    ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                               ------------------------
                                                                                   2000         1999
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(206,765)    (192,340)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                  13,824       36,558
    Stock issues for compensation and services                                      9,783           --
    Change in operating assets and liabilities:
      (Increase) in accounts receivable                                           (15,820)     (12,202)
      (Increase) in inventory                                                     (32,203)     (23,366)
      Decrease in prepaid expenses and other assets                                30,077       46,945
      Increase (decrease) in accounts payable                                      69,884      (27,640)
      Increase (decrease) in accrued expenses                                     (14,061)      (1,975)
                                                                                ---------    ---------

          Net cash used in operating activities                                  (145,281)    (174,020)
                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                             --      (37,746)
                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                      200,000           --
  Principal payments on long-term debt and capital
    lease obligations                                                                  --      (26,171)
  Advances from parent                                                                 --      179,095
                                                                                ---------    ---------

          Net cash provided by financing activities                               200,000      152,924
                                                                                ---------    ---------
(DECREASE) INCREASE IN CASH                                                        54,719      (58,842)
CASH, BEGINNING OF PERIOD                                                           9,564       68,406
                                                                                ---------    ---------

CASH, END OF PERIOD                                                             $  64,283    $   9,564
                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      $   4,884    $   1,188
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

     The Company markets and distributes skin and hair care products through ILX resorts located in Arizona, Colorado and Indiana and on a limited basis through retail, catalog and internet sales primarily in the southwestern United States.

SIGNIFICANT ACCOUNTING POLICIES

CASH

     Cash and cash equivalents include investments in highly liquid debt instruments with an original maturity of three months or less.

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

ADVERTISING EXPENSE

     Advertising expense consists of magazine advertisements and promotional costs. Advertising expense for the years ended December 31, 2000 and 1999 was $67,639 and $13,327. No advertising was capitalized as of December 31, 2000.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the years ended December 31, 2000 or 1999.

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

NOTE 2. BUSINESS CONDITION

     As of that date, the Company's current liabilities exceeded its current assets by $1,815 and its total assets exceeded its total liabilities by $28,438, due to ILX contributing in excess of $2,545,000 of intercompany debt to capital. However, as shown in the accompanying financial statements, the Company incurred net losses of $206,765 and $192,340 in 2000 and 1999, respectively, and has an accumulated deficit of $3,527,075. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     ILX has provided $200,000 of additional financing that became payable November 30, 2000. All amounts borrowed by the Company bear interest equal to the prime rate plus 3% per annum payable monthly. As of December 31, 2000, the interest rate was 12.5%. The Company has agreed to an extension on the date that the loan is due to ILX, in return for securing the loan with the Company's tangible assets (see Note 9). The extension states that the principal will be due on December 31, 2001.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                                         2000           1999
                                                       ---------      ---------
     Leasehold improvements (Note 5)                   $   2,600      $   2,600
     Furniture and fixtures (Note 5)                      95,396        204,478
     Computer equipment                                   89,514        118,986
                                                       ---------      ---------
          Total                                          187,510        326,064
     Less accumulated depreciation                      (157,257)      (281,987)
                                                       ---------      ---------

     Property and equipment, net                       $  30,253      $  44,077
                                                       =========      =========

     Depreciation expense, which includes amortization of assets under capital leases, was $13,824 and $36,558 for 2000 and 1999, respectively.

NOTE 4. INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial statement and income tax reporting for certain transactions, primarily net operating loss carryover. Net deferred income taxes at December 31 consist of the following:

                                                         2000           1999
                                                       ---------      ---------
     Deferred income tax assets:
          Federal NOL carryforward                     $  68,207             --
          Other                                            2,093             --
     Valuation allowance                                 (70,300)            --
                                                       ---------      ---------

     Net deferred income tax asset                     $      --      $      --
                                                       =========      =========

     Through December 31, 1999, the Company filed its income tax returns as a member of the ILX consolidated income tax return. However, there was no formal income tax sharing agreement to allocate income taxes among the members of the consolidated group. The Company has not recorded an income tax benefit for losses it has incurred that were utilized or may be utilized by ILX.

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

     A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
         Federal, computed on income before taxes        $(70,300)            --
         Non-deductible expenses                              324             --
         Change in valuation allowance                     80,892             --
         State, computed on income before income taxes    (10,916)            --
                                                         --------       --------

         Income tax expense                              $     --       $     --
                                                         ========       ========

NOTE 5. LEASE COMMITMENTS

     OPERATING LEASES. OPERATING LEASES. Effective January 1, 2000, the Company leases from ILX 2,000 square feet for $2,000 per month ($24,000 annually) for its principal offices and warehouse facilities in Phoenix, Arizona, pursuant to a twenty-four month lease that expires in December 2001, with three 12-month options to renew. During 1999, the Company leased these facilities directly from an affiliate of ILX through a lease of the entire facility, of which it sublet a portion to ILX. For the year ended December 31, 1999 the Company paid $24,000 in lease payments to an affiliate of ILX. The Company collected from ILX $24,000 for the year ended December 31, 1999. During 2000, the Company was reimbursed by ILX for cleaning and landscaping expenses in the amount of $625.00

     The Company had lease expenses for office equipment of $2,426 and $1,344 for the years ended December 31, 2000 and 1999, respectively.

     CAPITAL LEASES. During 1999, the Company leased furniture and fixtures and computer equipment under capital leases. These lease agreements terminated as result of the Spin-Off from ILX. Capital lease assets and accumulated amortization included in property and equipment in the accompanying financial statements as of December 31 are as follows:

                                                           2000         1999
                                                         ---------    ---------
         Furniture and fixtures and computer equipment   $      --    $  97,400
         Less accumulated amortization                          --      (97,400)
                                                         ---------    ---------

         Net                                             $      --    $      --
                                                         =========    =========

NOTE 6. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 2000, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

NOTE 7. RELATED PARTIES

     In addition to the related party transactions discussed elsewhere in the financial statements, the Company had the following related party transactions:

     Sales to the Company's former parent for the years ended December 31, 2000 and 1999 were $291,063 and $307,075, representing approximately 73% and 79%, respectively, of total sales. Sales to employees for the years ended December 31, 2000 and 1999 were $20,228 and $3,910.

NOTE 8. SHAREHOLDERS' EQUITY

     On October 13, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of the Company's authorized shares of common stock to 50,000,000.

     In December 1999, ILX spun off its 80% ownership interest in the Company through a prorata distribution to the common shareholders of ILX of the 3,445,102 common shares of the Company held by ILX. In conjunction with the Spin-Off, ILX contributed $2,545,730 to capital, which was recorded as a reduction in capital deficiency.

     On June 1, 2000, the Company entered into an agreement with Hudson Consulting Group, Inc. for the rendition to the Company of financial consulting services. Pursuant to this agreement, the Company issued Hudson Consulting Group, Inc. 415,800 shares of the Company's restricted common stock. The shares were valued at $4,158, based on $.01 per share on the date of issuance. On June 22, 2000, the Company issued an aggregate of 60,000 shares to officers of the company as bonuses. The value of the stock-based compensation given to employees was $5,625, based on a value of the shares on the date of issuance of $.09 per share.

NOTE 9. SUBSEQUENT EVENTS

     After the balance sheet date, the Company negotiated an extension of its note payable to ILX Resorts, Incorporated in the amount of $200,000. The note will be due on December 31, 2001. The note was formerly due on November 30, 2000. As part of the extension of the due date of the note, the Company entered into an agreement that secured the note with the assets of the Company. No other terms of the original note payable have changed.

                          SEDONA WORLDWIDE INCORPORATED
                                  EXHIBIT INDEX

Exhibit                                                              Page Numbers or
Numbers                 Description                                  Method of Filing
-------                 -----------                                  ----------------
3.1       Articles of Incorporation of Registrant,          Incorporated by reference to Registration
          as amended                                        Statement on Form SB No.000-25025,  filed
                                                            on November 4, 1998

3.2       Bylaws of Registrant, as amended                  Incorporated by reference to Registration
                                                            Statement on Form SB No. 000-25025, filed
                                                            on November 4, 1998

4         Form of Common Stock Certificate                  Incorporated by reference to Registration
                                                            Statement on Form SB No. 000-25025, filed
                                                            on March 30, 2000

10.1      Agreement,  dated as of January 1, 1997,          Incorporated by reference to Registration
          among Todd Fisher,  on the one hand, and          Statement on Form SB No.000-25025,  filed
          ILX    Incorporated    and   Red    Rock          on November 4, 1998
          Collection, on the other hand

10.2      Agreement,  dated as of January 1, 1997,          Incorporated by reference to Registration
          among Debbie Reynolds,  on the one hand,          Statement on Form SB No.000-25025,  filed
          and  ILX   Incorporated   and  Red  Rock          on November 4, 1998
          Collection  Incorporated,  on the  other
          hand

10.3      Lease  Agreement,   dated  December  29,          Incorporated by reference to Registration
          1995,  between  Edward John  Martori and          Statement on Form SB No. 000-25025, filed
          Red Rock Collection Incorporated                  on November 4, 1998

10.4      Agreement,  dated  as  of  December  29,          Incorporated by reference to Registration
          1995,  among ILX  Incorporated,  Martori          Statement on Form SB No. 000-25025, filed
          Enterprises Incorporated,  Los Abrigados          on November 4, 1998
          Partners Limited  Partnership,  Red Rock
          Collection   Incorporated,   Edward   J.
          Martori  and  Joseph  P.   Martori,   as
          trustee    for    Cynthia   J.    Polich
          Irrevocable  Trust  dated  June 1,  1989
          relating   to  the   sale/leaseback   of
          certain real  property and  amendment of
          other agreements in connection therewith

10.5      Master  Lease  Agreement,  dated  as  of          Incorporated by reference to Registration
          April 13, 1993, between ILX Incorporated          Statement on Form SB No. 000-25025, filed
          and CRA, Inc.                                     on November 4, 1998

                          SEDONA WORLDWIDE INCORPORATED
                                  EXHIBIT INDEX

Exhibit                                                              Page Numbers or
Numbers                 Description                                  Method of Filing
-------                 -----------                                  ----------------
10.6      Sedona Worldwide Incorporated Form 10-SB          Incorporated  by reference to Form 10-SB
                                                            on Form  10SB12G  No.  000-25025,  filed
                                                            November 4, 1998

10.7      Sedona Worldwide  Incorporated Amendment          Incorporated  by  reference to Amendment
          No. 1 to Form 10-SB                               No 1 to Form 10- SB on Form 10-12G/A No.
                                                            000-25025, filed July 2, 1999

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

10.10     Letter  agreement,  dated as of  October          Incorporated  by  reference  to  9/30/99
          28, 1999, between ILX Resorts and Sedona          10-QSB
          Worldwide Incorporated

10.11     ILX Resorts  Incorporated  Schedule  14C          Incorporated  by  reference  to Schedule
          Definitive     Information     Statement          14C on Form No.  DEF 14C No.  001-13855,
          pursuant  to  Section  14(c)  Securities          filed by ILX on January 3, 2000
          Exchange   Act  of   1934   for   Sedona
          Worldwide Incorporated

10.12     Agreement,  dated  as of June  2,  2000,          Filed herewith
          among Hudson  Consulting  Group, Inc. on
          the  one  hand  and  Sedona   Worldwide,
          Incorporated on the other hand