Form 10KSB40/A
period 2000-12-31
SEDONA WORLDWIDE INC
filed 2001-04-30
CIK 1072971

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

    For the transition period from _______________ to _______________


                         Commission File Number 0-25025


                          SEDONA WORLDWIDE INCORPORATED

            ARIZONA                                               86-0718104
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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

                                                              Outstanding at
       Title of Class                                        February 28, 2001
       --------------                                        -----------------
Common Stock, without par value                              4,760,902 shares

At February 28, 2001, the aggregate  market value of Registrant's  common shares
held  by  non-affiliates   based  upon  the  closing  price  at  such  date  was
approximately $285,654.

Amendment Explanation

This Amendment serves to include Security Ownership of Certain Beneficial Owners and Management.

                          SEDONA WORLDWIDE INCORPORATED

                         2000 FORM 10-KSB ANNUAL REPORT
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

     VIKI J. NELSON has served as Secretary and Business Development Manager since October 2000. Prior to joining the Company in 2000, Ms. Nelson was employed by GMAC Commercial Mortgage and served as their loan closer and office manager. Her responsibilities included management, accounting, administrative and all other office duties.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 29, 2001, certain information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to have beneficial ownership of 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (hereinafter defined) and (iv) all executive officers and directors as a group.

NAME AND ADDRESS OF                                  NUMBER OF        PERCENTAGE
BENEFICIAL OWNER (1)                                 SHARES (2)        OF CLASS
-----------------------                              ----------        --------
Mia A. Martori ("MAM")                                792,432(3)         16.6%
Todd Fisher                                           840,000            17.6%
Patrick J. McGroder III                                31,251(4)           *
James W. Myers                                          4,142              *
Joseph P. Martori ("JPM")                             792,432(5)         16.6%
2111 East Highland Avenue, Suite 210
Phoenix, Arizona 85016
Edward J. Martori ("EJM")                             633,584(6)         13.3%
2111 East Highland Avenue, Suite 210
Phoenix, Arizona 85016
Martori Enterprises Incorporated ("MEI")              633,461            13.3%
2111 East Highland Avenue, Suite 210
Phoenix, Arizona 85016
Saundra J. McFadden                                    41,580              *
Viki J. Nelson                                              0              *
All Directors and Officers as a Group (6 persons)   1,673,922            35.2%

----------
*    Less than one percent
(1) Unless otherwise indicated, each holder has the address: c/o Sedona Worldwide Incorporated, 3840 North 16th Street, Phoenix, Arizona 85016.
(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above. However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or of All Directors and Officers as a Group.
(3) Includes 61,055 shares owned by MAM and 731,377 shares, excluding the 61,055 shares, held directly or indirectly by JPM, MAM's husband. See footnote (5) below for further discussion of shares held by JPM.
(4) Includes 1,294 shares held by the Patrick J. McGroder III and Susan McGroder Revocable Trust; 5,782 shares held by the McGroder Family Limited Partnership, in which Patrick J. McGroder III and Susan McGroder have a 99% interest; 4 shares held by Shamrock Consultants, which is wholly owned by Patrick J. McGroder III; 16 shares held by Patrick J. McGroder III P.C., an Arizona professional corporation, wholly owned by Patrick J. McGroder III; 1,836 shares held by Susan McGroder IRA; 17,259 shares held by McMac, L.L.C., an Arizona limited liability company of which Patrick J. McGroder III is 24/100 owner; 2,286 shares held by the Caroline E. McGroder 1992 Trust; 906 shares held by the Elizabeth McGroder 1992 Trust; 43 shares held by the Patrick J. McGroder IV 1992 Trust; and 431 shares held by the Patrick J. McGroder IV UTMA Arizona Trust.
(5) Includes approximately 633,461 shares owned by MEI of which JPM is a director and owner of 40% of the voting capital stock; 97,600 shares held in IRA accounts of which he is beneficiary; 61,065 held by his wife, MAM; 183 shares held by a trust of which he is trustee; and 123 shares owned by an estate of which he is a personal representative.
(6) Includes approximately 633,461 shares owned by MEI, 56% of the capital stock of which is owned by EJM; and 123 shares held by the Estate of Edward Joseph Martori, of which EJM is beneficiary.

     The Company was a majority owned subsidiary of ILX Resorts Incorporated ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock that ILX held to the ILX shareholders of record as of December 21, 1999, on a prorata basis (the "Spin-Off"). Except for the Spin-Off, the management of the Company is not aware of any change in control of the Company that has taken place since the beginning of the last fiscal year, nor of any contractual arrangements or pledges of securities, the operation of the terms of which may at a subsequent date result in a change in control of the Company.

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

     (b) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2001.

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

       Signatures                       Title                         Date
       ----------                       -----                         ----

/s/ Patrick J. McGroder III      Chairman of the Board            April 26, 2001
-----------------------------
Patrick J. McGroder III


/s/ Mia A. Martori               Director, President and          April 26, 2001
-----------------------------    Treasurer
Mia A. Martori


/s/ Todd A. Fisher               Director                         April 26, 2001
-----------------------------
Todd A. Fisher


/s/ Saundra J. McFadden          Director                         April 26, 2001
-----------------------------
Saundra J. McFadden


/s/James M. Myers                Director                         April 26, 2001
-----------------------------
James M. Myers


/s/ Viki J. Nelson               Secretary                        April 26, 2001
-----------------------------
Viki J. Nelson

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
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY/ NET CAPITAL DEFICIENCY:
  Preferred stock, $10 par value - authorized, 5,000,000
    shares, none issued
  Common stock, no par value - 50,000,000 shares
    authorized, 4,760,902 and 4,285,102
    shares issued and outstanding                               1,009,783        1,000,000
  Contributed capital                                           2,545,730        2,545,730
  Retained deficit                                             (3,527,075)     (3,320,310)
                                                              -----------      -----------
    Total stockholders' equity/net capital deficiency              28,438          225,420
                                                              -----------      -----------

         TOTAL                                                $   313,093      $   254,252
                                                              ===========      ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                  -----------------------------
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
                                  ===========    ===========    ===========    ===========    ===========

                        See notes to financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                                      --------------------------
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

10.12     Agreement,  dated  as of June  2,  2000,          Previously filed.
          among Hudson  Consulting  Group, Inc. on
          the  one  hand  and  Sedona   Worldwide,
          Incorporated on the other hand