Form 10QSB
period 2001-03-31
SEDONA WORLDWIDE INC
filed 2001-05-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2001              Commission File Number 0-25025


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


         Registrant's telephone number, including area code 602-263-9600


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

            Class                                  Outstanding at March 31, 2001
Common Stock, without par value                            4,760,902 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                                  BALANCE SHEET


                                                      March 31,     December 31,
                                                        2001           2000
                                                    -----------     -----------
                                                    (Unaudited)
                                     ASSETS

Cash and cash equivalents                           $    20,719        $ 64,283
Accounts receivable                                      34,896          18,876
Accounts receivable from officers                             -           9,932
Inventories                                             146,677         189,749
Prepaid expenses and other current assets                 3,746               -
                                                    -----------     -----------
      Total current assets                              206,038         282,840
Property and equipment, net                              26,065          30,253
                                                    -----------     -----------
      TOTAL ASSETS                                  $   232,103      $  313,093
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $    23,964     $    74,407
Note payable - Related Party                            193,580         200,000
Accrued expenses                                          9,377          10,248
                                                    -----------     -----------
        Total current liabilities                       226,921         284,655
                                                    -----------     -----------
Preferred stock, $10 par value - authorized,
  5,000,000 shares, none issued                              --              --
Common stock, no par value; 50,000,000
  shares authorized; 4,760,902 shares
  issued and outstanding                               1,009,783       1,009,783
Contributed capital                                   2,545,730       2,545,730
Deficit                                              (3,550,331)     (3,527,075)
                                                    -----------     -----------
      Total stockholders' equity                          5,182          28,438
                                                    -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   232,103     $   313,093
                                                    ===========     ===========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2001            2000
                                                   -----------      -----------

Net Sales                                          $   143,061      $   113,077
Cost of sales                                           65,816           49,621
                                                   -----------      -----------
  Gross profit                                          77,245           63,456
Selling, general & administrative expense               94,720           55,124
                                                   -----------      -----------
Income (loss) from operations                          (17,475)           8,332
Interest expense                                         5,781               --
                                                   -----------      -----------
  Net Income (Loss)                                    (23,256)           8,332
                                                   ===========      ===========

Weighted average shares of common
  stock outstanding                                  4,760,902        4,285,102

  Basic and diluted income (loss) per share        $      0.00      $      0.00
                                                   ===========      ===========

                 See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2001           2000
                                                      --------       --------
Cash flows from OPERATING activities:
  Net income (loss)                                   $(23,256)      $  8,332
  Depreciation and amortization                          4,188          9,625
  (Increase) in accounts receivable                     (6,088)       (20,089)
  Decrease in inventory                                 43,072         13,278
  Decrease (increase) in prepaid and other              (3,746)           926
  Increase (decrease) in accounts payable              (50,443)        14,704
  (Decrease) in accrued expense                           (871)        (6,363)
                                                      --------       --------
Net cash generated by (used in)
  operating activities                                 (37,144)        20,413
                                                      --------       --------
Cash flows from INVESTING activities                        --            --
                                                      --------       --------
Cash flows from FINANCING activities:
  Principal payments on note payable                    (6,420)           --
                                                      --------       --------
Net cash provided by (used in)
  financing activities                                  (6,420)           --
                                                      --------       --------

INCREASE (decrease) in cash                            (43,564)        20,413

Cash at beginning of period                             64,283          9,564
                                                      --------       --------

Cash at end of period                                 $ 20,719       $ 29,977
                                                      ========       ========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED

                     NOTES TO CONSENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

INVENTORIES

     Inventories are recorded at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

                          SEDONA WORLDWIDE INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three months ended March 31, 2000 or 2001.

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

                          SEDONA WORLDWIDE INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company had a net loss of $23,256 during the three months ended March 31, 2001. As of that date, the Company's current liabilities exceeded its current assets by $20,883. The Company incurred net losses of $317,084, 192,340 and 206,765 in 1998, 1999 and 2000, respectively, and has an accumulated deficit of $3,550,331 at March 31, 2001. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has provided $200,000 of additional financing that was originally due to ILX on November 30, 2000. The Company has agreed to an extension on the date that the loan is due to ILX in return for securing the loan with the Company's tangible assets. The extension states that the principal will be due on December 31, 2001. All amounts bear interest equal to the prime rate plus 3% per annum payable monthly. As of March 31, 2001, the interest rate was 11.5%.

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     2001                  2000
                                                     ----                  ----
Net sales:
Sales to ILX (1)                                     71.2%                 55.2%
Sales to customers other than ILX                    28.8%                 32.9%
Sales previously deferred (2)                         0.0%                 11.9%
                                                    -----                 -----
Total sales                                         100.0%                100.0%
                                                    =====                 =====
As a percentage of net sales:
Cost of sales                                        46.0%                 43.9%
Contribution margin                                  54.0%                 56.1%
Sales, general and administrative expense            66.2%                 48.7%
Net income (loss)                                   (16.2)%                 7.4%

----------
(1) Sales made to ILX are made at lower prices (generally cost plus a small mark up) than sales made to customers other than ILX.
(2) Sales previously deferred refers to a one-time recognition of revenue related to unredeemed product certificates.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 2001

     Net sales increased 26.5% or $29,984 in the quarter ended March 31, 2001 to $143,061 from $113,077 for the same period in 2000. The Company's major customer, ILX, accounted for $101,846 or 71.2% of total net sales for the quarter ended March 31, 2001 as compared to $62,419 or 55.2% of total net sales for the same period in the prior year. Cost of sales as a percentage of sales for the three months ended March 31, 2001 of 46.0% is higher than the same period in 2000 of 43.9% because of a higher percentage of sales to ILX resorts, which have a lower profit margin.

     Sales, general and administrative expenses increased 71.8% or $39,596 in the first quarter of 2001 to $94,720. This increase can be attributed to an increased marketing and advertising effort as well as interest expense.

     Interest expense increased to $5,781 for the three months ended March 31, 2001 from $0 in the same period in 2000, reflecting interest on the note payable to ILX.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     There is no tax benefit recorded in 2000 or 2001. The Company has recorded a valuation allowance equal to its deferred tax asset at March 31, 2001. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three-month period ended March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the three-month period ended March 31, 2000, cash generated by operations was $20,413. During the three-month period ended March 31, 2001, cash used in operations was equal to $37,144. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by ILX. ILX advanced the Company $0 in the three months ended March 31, 2000; no funds were advanced in the three months ended March 31, 2001.

     At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has provided $200,000 of additional financing. All amounts borrowed by the Company bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2001. Without this financing from ILX, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

     The Company recorded a valuation allowance equal to its deferred tax asset at December 31, 2000. At December 31, 1999, as a result of the Spin-Off, the Company recorded no deferred tax asset nor a corresponding valuation allowance because all tax benefits created by the Company's net operating losses were retained by ILX. This treatment results in no income tax benefit being recorded at either March 31, 2000 or at March 31, 2001.

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. There were no purchases of property and equipment during the quarters ended March 31, 2001 and 2000.

CREDIT FACILITIES AND CAPITAL

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls, except as follows: In October 1999, ILX has provided $200,000 of working capital financing to the Company. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly, and the entire unpaid principal amount due on December 31, 2001. As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, income or loss from operations or net income or loss for the three months ended March 31, 2000 or 2001.

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

     (a) Exhibits

         None

     (b) Reports on Form 8-K

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


                                        SEDONA WORLDWIDE INCORPORATED
                                        (Registrant)


Date: May 13, 2001                      /s/ Patrick J. McGroder III
                                        ------------------------------------
                                        Patrick J. McGroder III
                                        Chairman of the Board


                                        /s/ Mia A. Martori
                                        ------------------------------------
                                        Mia A. Martori
                                        Director, President and Treasurer