Form 10QSB
period 2001-06-30
SEDONA WORLDWIDE INC
filed 2001-08-20
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2001              Commission File Number 0-25025


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


             -------------------------------------------------------
             Former name, former address, and former fiscal year, if
                          changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                  Outstanding at June 30, 2001
-------------------------------                    -----------------------------
Common Stock, without par value                            4,760,902 shares

                                      PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                      June 30,      December 31,
                                                       2001            2000
                                                    -----------     -----------
                                     ASSETS

  Cash and cash equivalents                         $    23,015     $    64,283
  Accounts receivable                                    45,490          18,876
  Accounts receivable from officers                          --           9,932
  Inventories                                           217,734         189,749
  Prepaid expenses and other current assets               2,365              --
                                                    -----------     -----------
    Total current assets                                288,604         282,840
  Property and equipment, net                            21,877          30,253
                                                    -----------     -----------
      TOTAL ASSETS                                  $   310,481     $   313,093
                                                    ===========     ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY:

  Accounts payable                                  $   149,209     $    74,407
  Note payable - Related Party                          188,379         200,000
  Accrued expenses                                        8,872          10,248
                                                    -----------     -----------
    Total current liabilities                           346,460         284,655
                                                    -----------     -----------
  Preferred stock, $10 par value - authorized,
   5,000,000 shares, none issued                             --              --

  Common stock, no par value; 50,000,000
   shares authorized; 4,760,902 shares
   issued and outstanding                             1,009,783       1,009,783
  Contributed capital                                 2,545,730       2,545,730
  Deficit                                            (3,591,492)     (3,527,075)
                                                    -----------     -----------
    Total stockholders' equity                          (35,979)         28,438
                                                    -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   310,481     $   313,093
                                                    ===========     ===========

                 See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             Three months ended June 30,   Six months ended June 30,
                                             --------------------------    --------------------------
                                                2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------
Net Sales                                    $   141,665    $    91,182    $   284,726    $   204,259
Cost of sales                                     70,607         51,822        136,423        101,443
                                             -----------    -----------    -----------    -----------
   Gross profit                                   71,058         39,360        148,303        102,816
Selling, general & administrative expense        107,000         75,338        201,720        130,462
                                             -----------    -----------    -----------    -----------
(Loss) from operations                           (35,942)       (35,978)       (53,417)       (27,646)
Interest expense                                   5,219             --         11,000             --
                                             -----------    -----------    -----------    -----------
       Net (loss)                                (41,161)       (35,978)       (64,417)       (27,646)
                                             ===========    ===========    ===========    ===========
Weighted average shares of common stock
   outstanding                                 4,760,902      4,422,885      4,760,902      4,353,993
Basic and diluted (loss) per share           $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                             ===========    ===========    ===========    ===========

                 See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six months ended June 30,
                                                       -------------------------
                                                         2001            2000
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(64,417)       $(27,646)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                           8,376          19,088
  Changes in operating assets and liabilities
  Accounts receivable                                   (16,682)         (4,339)
  Inventory                                             (27,985)         16,407
  Prepaid and other                                      (2,365)            926
  Accounts payable                                       74,802          12,291
  Accrued expense                                        (1,376)        (15,450)
                                                       --------        --------
Net cash provided by (used in) operating activities     (29,647)          1,277
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock                 --           9,783
  Principal payments on note payable                    (11,621)             --
                                                       --------        --------
Net cash provided by (used in) financing activities     (11,621)          9,783
                                                       --------        --------

INCREASE (DECREASE) IN CASH                             (41,268)         11,060

CASH AT BEGINNING OF PERIOD                              64,283           9,564
                                                       --------        --------

CASH AT END OF PERIOD                                  $ 23,015        $ 20,624
                                                       ========        ========

                 See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. INTERIM FINACIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's most recent audited financial statements.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. This statement will have no current impact on the Company's financial statements.

     SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Because the Company does not have any goodwill or intangible assets with an indefinite life, this new accounting policy will not result in a cumulative change to the financial statements.

NOTE 3. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company had a net loss of $41,161 and $64,417 during the three and six months ended June 30, 2001. As of June 30, 2001, the Company's working capital deficit was $57,856 and its accumulated deficit was $3,591,492. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          SEDONA WORLDWIDE INCORPORATED

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has provided $200,000 of additional financing that was originally due to ILX on November 30, 2000. The Company has agreed to an extension on the date that the loan is due to ILX in return for securing the loan with the Company's tangible assets. The extension states that the principal will be due on December 31, 2001. All amounts bear interest equal to the prime rate plus 3% per annum payable monthly. As of June 30, 2001, the interest rate was 10.0%.

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------     ----------------
                                         2001        2000       2001      2000
                                         ----        ----       ----      ----
Net sales:
Sales to ILX (1)                         71.5%       72.6%      71.3%     63.0%
Sales to customers other than ILX        28.5%       27.4%      28.7%     30.4%
Sales previously deferred (2)             0.0%        0.0%       0.0%      6.6%
                                        -----       -----      -----     -----
Total sales                             100.0%      100.0%     100.0%    100.0%
                                        =====       =====      =====     =====
As a percentage of net sales:
Cost of sales                            49.8%       56.8%      47.9%     49.7%
Contribution margin                      50.2%       43.2%      52.1%     50.3%
Sales, general and administrative
 expense                                 75.5%       82.6%      70.8%     63.9%
Net loss                                (29.1%)     (39.5%)    (22.6%)   (13.5%)

----------
(1) Sales made to ILX are made at lower prices (generally cost plus a small mark up) than sales made to customers other than ILX.
(2) Sales previously deferred refers to a one-time recognition of revenue related to unredeemed product certificates.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

     Net sales increased 55.3% or $50,483 to $141,665 for the quarter ended June 30, 2001 from $91,182 for the same period in 2000 and increased 39.3% or $80,467 to $284,726 for the six months ended June 30, 2001 from $204,259 for the same period in 2000. The increase in the current quarter is due to a larger percentage of sales to customers other than ILX and the addition of other ILX sites. Sales made to ILX are generally at lower prices than sales to customers other than ILX. The increase for the year to date is due to a combination of increased sales to non-ILX customers and the addition of other ILX sites.

     Cost of sales as a percentage of sales decreased to 49.8% for the three months ended June 30, 2001 from 56.8% for the same period in 2000 and decreased to 47.9% for the six months ended June 30, 2001 from 49.7% for the same period in 2000, because of reduced product costs as a result of discounts achieved through higher volume purchasing as well as set-up fees and dye charges having been paid through previous orders.

     Sales, general and administrative expenses increased $31,662 to $107,000 for the three months ended June 30, 2001 from $75,338 for the same period in 2000 and increased $71,258 to $201,720 for the six months ended June 30, 2001 from $130,462 for the same period in 2000, due to increased advertising, printing and promotional expenses.

     Interest expense increased to $5,219 for the three months ended June 30, 2001 from $0 for the same period in 2000 and increased $11,000 for the six months ended June 30, 2001 from $0 for the same period in 2000, reflecting interest payments on note payable to ILX.

     There is no income tax benefit recorded in 2000 or 2001. The Company has recorded a valuation allowance equal to its deferred tax asset at June 30, 2001. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three and six month periods ended June 30, 2001.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

     Net sales increased 5.2% or $4,521 to $91,182 for the quarter ended June 30, 2000 from $86,661 for the same period in 1999 and increased 7.2% or $13,666 to $204,259 for the six months ended June 30, 2000 from $190,593 for the same period in 1999. The small increase in the current quarter is due to a larger percentage of sales to customers other than ILX. Sales made to ILX are generally at lower prices than sales to customers other than ILX. The increase for the year to date is due to a combination of increased sales to non-ILX customers and to a one-time realization of previously deferred revenue related to unredeemed product certificates.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the six-month period ended June 30, 2000, cash provided by operations was $1,277. During the six-month period ended June 30, 2001, cash used in operations was equal to $29,647. Historically, the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by ILX. ILX advanced the Company $0 in the six months ended June 30, 2000; no funds were advanced in the six months ended June 30, 2001.

     At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. Subsequently, ILX has provided $200,000 of additional financing. All amounts borrowed by the Company bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal will be due on December 31, 2001. Without this financing from ILX, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. There were no purchases of property and equipment during the six months ended June 30, 2000 and 2001.

CREDIT FACILITIES AND CAPITAL

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by operations and advances from ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls, except as follows: In October 2000, ILX has provided $200,000 of working capital financing to the Company. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly, and the entire unpaid principal amount due on December 31, 2001. As a result, the Company will need to secure alternative financing sources if it continues to operate at a loss or, even if profitable, it pursues a growth strategy. There can be no assurance that such resources will be available to the Company when needed and on favorable terms. In addition, any commercial financing obtained is likely to impose certain financial and other restrictive covenants upon the Company and result in increased interest expense. Although the Company anticipates the need for additional financing, it does not presently have any plans to engage in an equity or debt financing transaction.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, income or loss from operations or net income or loss for the six months ended June 30, 2000 or 2001.

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

          None

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

Date: As of August 15, 2001