Form 10QSB
period 2001-09-30
SEDONA WORLDWIDE INC
filed 2001-11-14
CIK 1072971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 2001

                         Commission File Number 0-25025


                          SEDONA WORLDWIDE INCORPORATED
             (Exact name of registrant as specified in its charter)


             ARIZONA                                            86-0718104
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

           Class                               Outstanding at September 30, 2001
           -----                               ---------------------------------
Common Stock, without par value                          4,760,902 shares

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                                 BALANCE SHEETS

                                                                  December 31,   September 30,
                                                                      2000            2001
                                                                  -----------    ------------
                                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $    64,283    $    14,689
  Accounts receivable                                                  18,876         37,895
  Accounts receivable from officers                                     9,932             --
  Inventories                                                         189,749        180,809
                                                                  -----------    -----------
      Total Current Assets                                            282,840        233,393

  Property and equipment, net                                          30,253         17,819
                                                                  -----------    -----------

      TOTAL ASSETS                                                $   313,093    $   251,212
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $    74,407    $   125,171
  Accrued expenses                                                     10,248          7,529
  Note payable - related party                                        200,000        188,379
                                                                  -----------    -----------
      Total Current Liabilities                                       284,655        321,079
                                                                  -----------    -----------
  Preferred stock, $10 par value; 5,000,000 shares authorized;
    none issued and outstanding                                            --             --
  Common stock, no par value; 50,000,000 shares authorized;
    4,760,902 shares issued and outstanding                         1,009,783      1,009,783
  Contributed capital                                               2,545,730      2,545,730
  Accumulated deficit                                              (3,527,075)    (3,625,380)
                                                                  -----------    -----------
      Total Stockholders' Equity (Deficit)                             28,438        (69,867)
                                                                  -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $   313,093    $   251,212
                                                                  ===========    ===========

                  See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended           Nine months ended
                                                             September 30,               September 30,
                                                      ------------------------    ------------------------
                                                         2000          2001          2000          2001
                                                      ----------    ----------    ----------    ----------
Net sales                                                 65,510       129,696       269,769       414,422

Cost of sales                                             39,875        57,618       141,318       194,041
                                                      ----------    ----------    ----------    ----------
     Gross profit                                         25,635        72,078       128,451       220,381

Selling, general & administrative expense                 74,650       100,670       205,112       302,390
                                                      ----------    ----------    ----------    ----------
Loss from operations                                     (49,015)      (28,592)      (76,661)      (82,009)

Interest expense                                             719         5,296           719        16,296
                                                      ----------    ----------    ----------    ----------

     Net loss                                            (49,734)      (33,888)      (77,380)      (98,305)
                                                      ==========    ==========    ==========    ==========

Weighted average shares of common stock outstanding    4,675,800     4,760,902     4,471,273     4,760,902
                                                      ==========    ==========    ==========    ==========
Basic and diluted loss per share                      $    (0.01)   $    (0.01)   $    (0.02)   $    (0.02)
                                                      ==========    ==========    ==========    ==========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine months ended
                                                           September 30,
                                                      --------------------
                                                        2000        2001
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(77,380)   $(98,305)
  Depreciation and amortization                         27,418      12,434
  Stock issued for compensation                          9,783          --
  Increase in accounts receivable                       (4,423)     (9,087)
  Decrease in inventory                                  4,366       8,940
  Increase in prepaid and other                        (33,974)         --
  Increase in accounts payable                          43,704      50,764
  Decrease in accrued expenses                         (11,661)     (2,719)
                                                      --------    --------
Net cash used in operating activities                  (42,167)    (37,973)
                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        --          --
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from note payable                        35,000          --
  Principal payments on debt                                --     (11,621)
                                                      --------    --------

Net cash provided by (used in) financing activities     35,000     (11,621)
                                                      --------    --------
DECREASE IN CASH                                        (7,167)    (49,594)

CASH AT BEGINNING OF PERIOD                              9,564      64,283
                                                      --------    --------
CASH AT END OF PERIOD                                 $  2,397    $ 14,689
                                                      ========    ========

                   See notes to condensed financial statements

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

NOTE 3. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company operated at a net loss of $33,888 and $98,305 during the three and nine months ended September 30, 2001. As of that date, the Company had a working capital deficit of $87,686 and its accumulated deficit was $3,625,380. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. The Company may pursue debt or equity financing that will enable it to invest in marketing and distribution geared toward generating greater revenues. However, there can be no assurance that such financing will be available or that the marketing and distribution efforts will be successful in generating sufficient sales to achieve profitability. ILX has provided $200,000 of additional financing that was originally due to ILX on November 30, 2000. The Company has agreed to an extension on the date that the loan is due to ILX in return for securing the loan with the Company's tangible assets. The extension states that the principal will be due on December 31, 2001. All amounts bear interest equal to the prime rate plus 3% per annum payable monthly. As of September 30, 2001, the interest rate was 9.0%.

NOTE 4. SUBSEQUENT EVENTS

The Company issued a definitive proxy statement on October 22, 2001, pursuant to a special meeting of shareholders to be held on November 21, 2001. Shareholders will vote to approve a proposed stock-for-stock, tax-free reorganization between the Company and The Greens of Las Vegas, Inc., a Nevada corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                             ------------------       -----------------
                                              2000        2001         2000       2001
                                             ------      ------       ------     ------
Net sales:
Sales to ILX (1)                               72.6%       78.1%        63.0%      72.9%
Sales to customers other than ILX              27.4%       21.9%        37.0%      27.1%
                                             ------      ------       ------     ------
Total sales                                   100.0%      100.0%       100.0%     100.0%
                                             ======      ======       ======     ======

As a percentage of net sales:
Cost of sales                                  60.9%       44.4%        52.4%      46.8%
Contribution margin                            39.1%       55.6%        47.6%      53.2%
Sales, general and administrative expense     114.0%       77.6%        76.0%      73.0%
Net loss                                      (75.9%)     (26.1%)      (28.7%)    (23.7%)

----------
(1) Sales made to ILX are made at lower prices (generally cost plus a small mark up) than sales made to customers other than ILX.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     Net sales increased 97.9% or $64,186 to $129,696 for the quarter ended September 30, 2001 from $65,510 for the same period in 2000 and increased 53.6% or $144,653 to $414,422 for the nine months ended September 30, 2001 from $269,769 for the same period in 2000.

     Cost of sales as a percentage of sales decreased to 44.4% for the three months ended September 30, 2001 from 60.9% for the same period in 2000 and decreased to 46.8% for the nine months ended September 30, 2001 from 52.4% for the same period in 2000 because of a lower percentage of sales to ILX resorts, which have a lower profit margin. Product costs were also reduced as a result of discounts achieved through higher volume purchasing.

     Sales, general and administrative expenses increased $26,020 to $100,670 for the three months ended September 30, 2001 from $74,650 for the same period in 2000 and increased $97,278 to $302,390 for the nine months ended September 30, 2001 from $205,112 for the same period in 2000, due to increased salaries, advertising and trade shows.

     Interest expense was $5,296 and $16,296 for the three and nine months ended September 30, 2001 from $719 for the same periods in 2000, respectively.

     The Company has recorded a valuation allowance equal to its deferred tax asset at September 30, 2001. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded for the three and nine month periods ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products and apparels containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the nine month period ended September 30, 2000, cash used in operations was $42,167. During the nine month period ended September 30, 2001, cash used in operations was equal to $37,973. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by ILX. ILX has funded the Company's cash shortfalls since inception. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has agreed to provide up to $200,000 of additional financing following completion of the Spin-Off through November 30, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The company requested and was granted an extension from the original due date of December 31, 2000 to December 31, 2001. Without such a commitment, or other sources of working capital financing which at present do not exist, the Company's current cash flows will be insufficient to meet its liquidity, operating and capital requirements. The Company currently has no credit facility with a bank or other financial institution. The Company will attempt to obtain a credit facility to address its cash flow needs; however, there can be no assurance that any such financing will be available if needed, or, if available will be on terms acceptable to the Company.

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

USES OF CASH

     Investing activities typically reflect a net use of cash for equipment purchases. There were no purchases of property and equipment during the nine months ended September 30, 2000 and 2001.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, income or loss from operations or net income or loss for the three and nine months ended September 30, 2000 or 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the Special Meeting of Shareholders to be held in November 2001 and is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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


                          SEDONA WORLDWIDE INCORPORATED
                                  (Registrant)


                          /s/ Patrick J. McGroder III
                          --------------------------------------------
                          Patrick J. McGroder III
                          Chairman of the Board


                          /s/ Mia A. Martori
                          --------------------------------------------
                          Mia A. Martori
                          Director, President and Treasurer


                          /s/ Viki J. Nelson
                          --------------------------------------------
                          Corporate Secretary

Date:  As of November 14, 2001