Form 10KSB
period 2001-12-31
SEDONA WORLDWIDE INC
filed 2002-04-15
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

                                                                 Outstanding at
        Title of Class                                            April 9, 2002
        --------------                                          ----------------
Common Stock, without par value                                 5,761,170 shares

At April 9, 2002, the aggregate market value of Registrant's common shares held by non-affiliates based upon the closing price at such date was approximately $374,476.

                          SEDONA WORLDWIDE INCORPORATED

                         2000 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I ......................................................................  1
  Items 1 and 2. Business and Properties ....................................  1
  Item 3. Legal Proceedings .................................................  8
  Item 4. Submission of Matters to a Vote of Security Holders ...............  8

PART II .....................................................................  8
  Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters ...............................................  8
  Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................  9
  Item 7. Financial Statements .............................................. 12
  Item 8. Changes in and Disagreements With Accountants On Accounting
          and Financial Disclosure .......................................... 12

PART III .................................................................... 13
  Item 9.  Directors and Executive Officers of the Registrant;
           Compliance With Section 16(A) of the Exchange Act ................ 13
  Item 10. Executive Compensation ........................................... 14
  Item 11. Security Ownership of Certain Beneficial Owners and Management.... 14
  Item 12. Certain Relationships and Related Transactions ................... 14
  Item 13. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ......................................................... 16

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

On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all assets and liabilities of the Company.

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

RESEARCH AND DEVELOPMENT

     During each of the fiscal years ended December 31, 2001 and 2000 the Company's expenditures on research and development were immaterial. The
Company's research and development activities have historically consisted primarily of product testing and logo and packaging design, among other activities. The Company may incur certain costs in the future in connection with the introduction of additional products. The 1997 research and development activities include the product changes and repackaging associated with the introduction of the Sedona Spa line of products, which replaced the Red Rock Collection line previously marketed by the Company.

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

PROPERTIES

     The Company's headquarters and warehouse facilities are located at 3840 North 16th Street in Phoenix, Arizona. The Company leases approximately 2,000 square feet for these purposes from ILX at a rate of $2,000 per month for a two-year term expiring December 2001, with three one-year options to renew. The Company does not own any real estate. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all assets and liabilities of the Company.

EMPLOYEES

     As of December 31, 2001, the Company had three employees, all of whom were employed on a full-time basis, with none covered by collective bargaining agreements.

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

CONCENTRATION

     The substantial majority of the Company's revenues to date have been generated from ILX. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all assets and liabilities of the Company. This transaction was completed in conjunction with the Memorandum of Understanding incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently a public market for the Company's Common Stock on the NASDAQ Bulletin Board (Symbol SDWW). At April 9, 2002, the Common Stock was held by approximately 368 shareholders of record. No dividends on the Company's Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. When, if ever, the Company is able to generate earnings, it intends to invest such resources in its existing operations.

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                       Year Ended December 31,
                                                      -------------------------
                                                      2001      2000      1999
                                                      -----     -----     -----
Net sales:
Sales to former parent (1)                             70.6%     72.7%     79.1%
Sales to non-affiliates                                29.4%     27.3%     20.9%
                                                      -----     -----     -----
Total sales                                           100.0%    100.0%    100.0%
                                                      =====     =====     =====
As a percentage of net sales:
Cost of sales                                          49.0%     46.7%     60.2%
Contribution margin                                    51.0%     53.3%     39.8%
Selling, general and administrative expense            76.3%    103.7%     89.0%
Net loss                                               27.1%     51.6%     49.5%

----------
(1) Sales to former parent consist of sales made to ILX. Sales to ILX have historically been made at lower prices (generally cost plus a mark up) than sales to non-affiliates. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 2001

     Net  sales  increased  44.9% to  $580,138  in 2001 from  $400,358  in 2000, reflecting the emphasis on additional channels of distribution, use of products as premiums by an additional ILX sales office and higher product pricing.

     Cost of sales as a percentage of sales increased to 49.0% in 2001 from 46.7% in 2000, reflecting higher product costs as a result of inflation felt by manufacturers.

     Sales, general and administrative expenses increased $27,079 to $442,387 in 2001 from $415,308 in 2000, reflecting an increase in advertising utilizing direct response commercials plus an increase in printing costs with respect to catalog production.

     Interest expense increased to $10,873 for 2001 from $4,866 for 2000, reflecting an interest expense on a $200,000 loan from ILX. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby the ILX assumed all of the assets and liabilities in full satisfaction of this advance.

     There is no income tax benefit recorded in 2001 or 2000 because the Company recorded a valuation allowance equal to its deferred tax asset at December 31, 2001 and 2000. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the amounts of the Company's existing assets and liabilities and their respective tax basis. Because the Company has not yet generated taxable income, and therefore sufficient evidence does not exist that differences in financial and taxable income and net operating loss carryforwards will be utilized to reduce future income taxes, no income tax benefit has been recorded at December 31, 2001.

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

     Interest expense increased to $4,866 for 2000 from $1,188 for 1999, reflecting an interest expense on a $200,000 loan from ILX.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of its own proprietary "Sedona Spa" branded lines of face, hair and body care products containing ingredients or materials indigenous to, and embodying the appeal of, the Southwestern region of the United States and of Sedona, Arizona in particular. During the twelve-month periods ended December 31, 2001 and 2000, cash used in operations was $21,713 and $145,281, respectively. Historically the Company's cash flows from product sales have not been sufficient to fund its operations, and shortfalls have been funded by its former parent, ILX. ILX advanced the Company $0 and $200,000 in the twelve-month periods ended December 31, 2001 and 2000, respectively. ILX has funded the Company's cash shortfalls since inception and continued to do so until the completion of the Spin-Off. At the time of the Spin-Off, the Company was indebted to ILX in an amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. ILX has provided $200,000 of additional financing following completion of the Spin-Off through December 31, 2000. All amounts borrowed by the Company will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly. The entire unpaid principal was due on December 31, 2001. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company in full satisfaction of the note.

     The Company has historically filed its income tax returns as a member of the ILX consolidated income tax return. There was no formal income tax sharing agreement to allocate income taxes among the members of the group and the Company has not recorded an income tax benefit for losses it has incurred that were utilized or may be utilized by ILX.

CREDIT FACILITIES AND CAPITAL RESOURCES

     The Company has never accessed commercial financing and to date, all of its working capital needs have been financed by ILX. However, following the Spin-Off, ILX does not intend to fund the Company's future cash shortfalls, except as follows: In October 1999, ILX agreed to provide up to $200,000 of working capital financing to the Company. All amounts borrowed by the Company under this agreement will bear interest equal to the prime rate plus 3% per annum, with interest payable monthly, and the entire unpaid principal amount due on December 31, 2001 (see Note 2 and 9 to the Financial Statement). On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company in full satisfaction of the note.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, loss from operations or net loss for the years ended December 31, 2001 and 2000.

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

     PATRICK J. MCGRODER III resigned as Chairman of the Board as of January 11, 2002.

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

                              SUMMARY COMPENSATION

                                                                           LONG-TERM
                                      ANNUAL COMPENSATION            COMPENSATION AWARDS
                                 -------------------------------   -------------------------
                                                                   RESTRICTED    SECURITIES
                                                    OTHER ANNUAL     STOCK      UNDERLYING       ALL OTHER
NAME AND TITLE            YEAR   SALARY     BONUS   COMPENSATION     AWARDS     OPTIONS/SARS   COMPENSATION
--------------            ----   ------     -----   ------------     ------     ------------   ------------
Joseph P. Martori         2001   $    0(l)   $0          --            --            --             --
                          2000        0(l)    0          --            --            --             --
                          1999        0(1)    0          --            --            --             --

Patrick J. Mcgroder III   2001        0(2)    0          --            --            --             --
                          2000        0       0          --            --            --             --
                          1999        0       0          --            --            --             --

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 9, 2002, certain information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to have beneficial ownership of 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (hereinafter defined) and (iv) all executive officers and directors as a group.

NAME AND ADDRESS OF                                    NUMBER OF      PERCENTAGE
BENEFICIAL OWNER (1)                                   SHARES (2)      OF CLASS
-----------------------                                ----------      --------
Mia A. Martori ("MAM")                                  792,432(3)       13.8%
Todd Fisher                                             840,000          14.6%
James W. Myers                                            4,142            *
Joseph P. Martori ("JPM")                               792,432(4)       13.8%
2111 East Highland Avenue, Suite 210
Phoenix, Arizona 85016
Edward J. Martori ("EJM")                               633,584(5)       11.0%
2111 East Highland Avenue, Suite 210
Phoenix, Arizona 85016
Martori Enterprises Incorporated ("MEI")                633,461          11.0%
2111 East Highland Avenue, Suite 210
Phoenix, Arizona 85016
Saundra J. McFadden                                      41,580            *
Viki J. Nelson                                                0            *
All Directors and Officers as a Group (6 persons)     1,674,012          29.1%

----------
*    Less than one percent
(1) Unless otherwise indicated, each holder has the address: c/o Sedona Worldwide Incorporated, 3840 North 16th Street, Phoenix, Arizona 85016.
(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above. However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or of All Directors and Officers as a Group.
(3) Includes 61,055 shares owned by MAM and 731,377 shares, excluding the 61,055 shares, held directly or indirectly by JPM, MAM's husband. See footnote (5) below for further discussion of shares held by JPM.
(4) Includes approximately 633,461 shares owned by MEI of which JPM is a director and owner of 40% of the voting capital stock; 97,600 shares held in IRA accounts of which he is beneficiary; 61,065 held by his wife, MAM; 183 shares held by a trust of which he is trustee; and 123 shares owned by an estate of which he is a personal representative.
(5) Includes approximately 633,461 shares owned by MEI, 56% of the capital stock of which is owned by EJM; and 123 shares held by the Estate of Edward Joseph Martori, of which EJM is beneficiary.

     The Company was a majority owned subsidiary of ILX Resorts Incorporated ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock that ILX held to the ILX shareholders of record as of December 21, 1999, on a prorata basis (the "Spin-Off"). On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company. This was done as part of the Reorganization discussed in the Memorandum of Understanding incorporated herein by reference.

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

     On October 28, 1999, the Company entered into a letter agreement with ILX, which at that time held 80% of its outstanding common stock shares. Pursuant to this agreement, ILX committed to provide an operating line of credit for general working capital purposes an other related uses by the Company through November 30, 2000. Amounts borrowed under this agreement accrue interest at a rate equal to the prime plus 3% per annum; with interest payable monthly. All unpaid principal and interest in payable by the Company on December 31, 2000. The line of credit is unsecured; however the Company is prohibited from obtaining any additional loans or financing during the term of this agreement without the prior consent of ILX. There were no borrowings on the line during 1998 or 1999. Borrowings during 2000 were $200,000. On January 1, 2001 the Company and ILX entered into a Modification Agreement changing the due date of the loan to December 31, 2001. SWI granted ILX a first priority security interest in all of SWI's tangible personal property, inventory and office furniture and furnishings as collateral for the repayment of the Note. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company in full satisfaction of the note.

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

     Effective January 1, 2000, the Company leases from ILX approximately 2,000 square feet for $2,000 per month ($24,000 annually) for its principal office and warehouse facilities in Phoenix, Arizona, pursuant to a twenty-four month lease that expired in December 2001, with three 12-month options to renew. During 1999, the Company leased these facilities directly from an affiliate of ILX through a lease of the entire facility, of which it sublet a portion to ILX. During 1999, the Company paid $48,000 in lease payments to the affiliate of ILX and collected $24,000 from ILX as rental income for the portion of the space ILX utilized in the facility.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

          (i) Report of Hansen, Barnett & Maxwell, a professional corporation

          (ii) Financial Statements and Notes to Statements of the Registrant, including Balance Sheets as of December 31, 2001 and 2000 and Statements of Operations, Stockholders' Equity/Deficit and Cash Flows for each of the two years ended December 31, 2001.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

          Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

     (a)(3) EXHIBITS

          The Exhibit Index attached to this report is hereby incorporated by reference.

     (b) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2002.

                                        Sedona Worldwide Incorporated,
                                        an Arizona corporation
                                        (Registrant)


                                        By: /s/ Mia A. Martori
                                            ------------------------------------
                                            Mia A. Martori
                                            Director, Treasurer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                       Title                         Date
       ----------                       -----                         ----

/s/ Mia A. Martori               Director, President and          April 15, 2002
-----------------------------    Treasurer
Mia A. Martori


/s/ Todd A. Fisher               Director                         April 15, 2002
-----------------------------
Todd A. Fisher


/s/ Saundra J. McFadden          Director                         April 15, 2002
-----------------------------
Saundra J. McFadden


/s/James M. Myers                Director                         April 15, 2002
-----------------------------
James M. Myers


/s/ Viki J. Nelson               Secretary                        April 15, 2002
-----------------------------
Viki J. Nelson

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements:

  Balance Sheets at December 31, 2001 and 2000                               F-3

  Statements of Operations for the years ended December 31, 2001
    and 2000                                                                 F-4

  Statements of Stockholders' Equity/Deficit for the years ended
    December 31, 2000 and 2001                                               F-5

  Statements of Cash Flows for the years ended December 31, 2001
    and 2000                                                                 F-6

  Notes to Financial Statements                                              F-7

                    [LETTERHEAD OF HANSEN, BARNETT & MAXWELL]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders of Sedona Worldwide Incorporated

We have audited the accompanying balance sheets of Sedona Worldwide Incorporated as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sedona Worldwide Incorporated at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                        HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 13, 2002

                          SEDONA WORLDWIDE INCORPORATED
                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $    30,949   $    64,283
  Accounts receivable                                      77,422        28,808
  Inventories                                             120,684       189,749
  Prepaid expenses and other current assets                 7,662            --
                                                      -----------   -----------

     TOTAL CURRENT ASSETS                                 236,717       282,840
                                                      -----------   -----------

PROPERTY AND EQUIPMENT, NET                                13,761        30,253
                                                      -----------   -----------

          TOTAL ASSETS                                $   250,478   $   313,093
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                    $   180,580   $    74,407
  Accrued expenses                                         10,349        10,248
  Notes payable                                           108,379       200,000
                                                      -----------   -----------

     TOTAL CURRENT LIABILITIES                            299,308       284,655
                                                      -----------   -----------

          TOTAL LIABILITIES                               299,308       284,655
                                                      -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $10 per share;
    5,000,000 shares authorized; none issued                   --            --
  Common stock, no par value; 50,000,000 shares
    authorized; 5,760,902 and 4,760,902 shares
    issued and outstanding, respectively                1,089,783     1,009,783
  Additional paid-in capital                            2,545,730     2,545,730
  Accumulated deficit                                  (3,684,343)   (3,527,075)
                                                      -----------   -----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (48,830)       28,438
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $   250,478   $   313,093
                                                      ===========   ===========

                See accompanying notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                      2001             2000
                                                   -----------      -----------
NET SALES                                          $   580,138      $   400,358

COST OF SALES                                          284,146          186,949
                                                   -----------      -----------

GROSS PROFIT                                           295,992          213,409

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             442,387          415,308
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (146,395)        (201,899)

INTEREST EXPENSE                                        10,873            4,866
                                                   -----------      -----------

NET LOSS                                           $  (157,268)     $  (206,765)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                        4,769,121        4,487,999
                                                   ===========      ===========

BASIC LOSS PER SHARE                               $     (0.03)     $     (0.05)
                                                   ===========      ===========

                See accompanying notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                COMMON STOCK
                                         ---------------------------     CONTRIBUTED     ACCUMULATED         TOTAL
                                           SHARES          AMOUNT          CAPITAL         DEFICIT      EQUITY (DEFICIT)
                                         -----------     -----------     -----------     -----------    ----------------
BALANCE, DECEMBER 31, 1999                 4,285,102     $ 1,000,000     $ 2,545,730     $(3,320,310)     $   225,420

  Shares issued for outside services         415,800           4,158              --              --            4,158

  Shares issued as compensation               60,000           5,625              --              --            5,625

  Net loss                                        --              --              --        (206,765)        (206,765)
                                         -----------     -----------     -----------     -----------      -----------

BALANCE, DECEMBER 31, 2000                 4,760,902     $ 1,009,783     $ 2,545,730     $(3,527,075)     $    28,438

  Shares issued for cash                   1,000,000          80,000              --              --           80,000

  Net loss                                        --              --              --        (157,268)        (157,268)
                                         -----------     -----------     -----------     -----------      -----------

BALANCE, DECEMBER 31, 2001                 5,760,902     $ 1,089,783     $ 2,545,730     $(3,684,343)     $   (48,830)
                                         ===========     ===========     ===========     ===========      ===========

                See accompanying notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
                            STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         2001           2000
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(157,268)     $(206,765)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          16,492          4,438
    Stock issued for compensation and services                --          9,783
    Loss on disposal o f property                             --          9,386
      Change in current assets and liabilities:
      Accounts receivable                                (48,614)       (15,820)
      Prepaid expenses and other current assets           (7,662)        30,077
      Inventory                                           69,065        (32,203)
      Accounts payable                                   106,173         69,884
      Accrued expenses                                       101        (14,061)
                                                       ---------      ---------

NET CASH FROM OPERATING ACTIVITIES                       (21,713)      (145,281)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  80,000             --
  Proceeds from notes payable                                 --        200,000
  Payments on notes payable                              (91,621)            --
                                                       ---------      ---------

NET CASH FROM FINANCING ACTIVITIES                       (11,621)       200,000
                                                       ---------      ---------

  NET INCREASE (DECREASE) IN CASH                        (33,334)        54,719

  CASH AT BEGINNING OF YEAR                               64,283          9,564
                                                       ---------      ---------

  CASH AT END OF YEAR                                  $  30,949      $  64,283
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest             $   9,846      $   4,884
                                                       =========      =========

                See accompanying notes to financial statements.

                          SEDONA WORLDWIDE INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Sedona Worldwide Incorporated, an Arizona corporation ("SWI" or the "Company"), was incorporated in 1992 under the name Red Rock Collection Incorporated. In 1997, the Company changed its name to Sedona Worldwide Incorporated. The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock which ILX held to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders became owners of, in the aggregate, 80% of the Company's outstanding capital stock. ILX registered the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off. Subsequent to December 31, 2001, ILX has reacquired the assets and liabilities of the Company (see Note 2 - Business Condition and Note 10 - Subsequent Events).

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

ACCOUNTS RECEIVABLE

The allowance for uncollectable accounts is immaterial at December 31, 2001 and 2000.

INVENTORIES

Inventory consists of purchased finished goods and is recorded at the lower of cost (using the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

                          SEDONA WORLDWIDE INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

REVENUE RECOGNITION

The Company recognizes sales of products when the products are shipped. Revenue from consigned goods is recognized when sold and is not considered significant to the operations of the Company.

ADVERTISING EXPENSE

Advertising expense consists of magazine advertisements and promotional costs and are expensed as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $24,283 and $67,639. No advertising was capitalized as of December 31, 2001 and 2000.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $29,079 and $20,935 were included in selling, general and administrative expenses for the year ended December 31, 2001 and 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. The Company had no dilutive potential common shares as of December 31, 2001.

NOTE 2 -- BUSINESS CONDITION

As of December 31, 2001, the Company had a working capital deficit of $62,591, primarily due to the increase of accounts payable. As shown in the accompanying financial statements, the Company incurred net losses of $157,268 and $206,765 in 2001 and 2000, respectively, and has an accumulated deficit of $3,684,343. Those factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. At the time of the Spin-Off, the Company was indebted to ILX in an

                          SEDONA WORLDWIDE INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


amount in excess of $2,545,000, which ILX contributed to capital in conjunction with the Spin-Off. The Company has incurred net losses since its inception. In order to achieve profitability it will be necessary for the Company to substantially increase its revenue. While there are presently some opportunities in progress that may generate sufficient additional sales to generate profits, there can be no assurance that such revenues will be generated from current sources. In January 2002, the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby all assets and liabilities of the Company were transferred back to ILX, with the intention that the Company become a "shell company."

The Company owed ILX $108,379 that became payable  December 31, 2001 (see Note 5
- Notes Payable). The note payable bears an interest rate equal to the prime rate plus 3% per annum payable monthly. As of December 31, 2001, the interest rate was 11.0%. This note was subsequently settled in January 2002, in accordance with the General Bill of Sale, Assignment and Assumption Agreement discussed above.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                                  2001             2000
                                                ---------        ---------
     Leasehold improvements                     $   2,600        $   2,600
     Furniture and fixtures                        95,396           95,396
     Computer equipment                            89,514           89,514
                                                ---------        ---------

              Total                               187,510          187,510
                                                ---------        ---------

     Less accumulated depreciation               (173,749)        (157,257)
                                                ---------        ---------

     Property and equipment, net                $  13,761        $  30,253
                                                =========        =========

Depreciation expense was $16,492 and $4,438 for 2001 and 2000, respectively.

NOTE 4 -- OPERATING LEASES

During 2001, the Company leased its principal office and warehouse facility located in Phoenix, Arizona from ILX for $2,000 per month, pursuant to a twenty-four month lease that expired in December 2001, with three 12-month options to renew. The Company also leases equipment on a month to month basis.

The Company had rent expense of $26,557 and $26,426 for the years ended December 31, 2001 and 2000, respectively.

NOTE 5 -- NOTES PAYABLE

As of December 31, 2001, the Company owed ILX $108,379 that became payable December 31, 2001 (see Note 10 - Subsequent Events). The note payable bears an interest rate equal to the prime rate plus 3% per annum payable monthly. As of December 31, 2001, the interest rate was 11.0%. The note is secured by all of the tangible assets of the Company.

                          SEDONA WORLDWIDE INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


This note was subsequently settled in January 2002, in accordance with the General Bill of Sale, Assignment and Assumption Agreement discussed in Note 2-Business Condition.

NOTE 6 -- SHAREHOLDERS' EQUITY

On October 13, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of the Company's authorized shares of common stock to 50,000,000.

On June 1, 2000, the Company entered into an agreement with Hudson Consulting Group, Inc. for financial consulting services. Pursuant to this agreement, the Company issued Hudson Consulting Group, Inc. 415,800 shares of the Company's restricted common stock. The shares were valued at $4,158, based on a $0.01 per share fair value on the date of issuance. On June 22, 2000, the Company issued an aggregate of 60,000 shares to officers of the company as bonuses. The value of the stock-based compensation given to employees was $5,625, based on a $0.09 per share fair value on the date of issuance.

On December 28, 2001, the Company issued 1,000,000 shares of stock for cash at $0.08 per share in accordance with a Memorandum of Understanding (MOU) dated December 28, 2001. The MOU of December 28, 2001 outlines an agreement to raise funds to reorganize the Company by transferring assets relating to its current operations to ILX in return for the settlement of the loan from ILX to the Company (see Note 2 - Business Condition, Note 5 - Notes Payable and Note 10 - Subsequent Events).

NOTE 7 -- INCOME TAXES

Deferred income tax assets are provided for temporary and permanent differences between financial statement and income tax reporting, primarily for net operating loss carryover, which was $357,679 as of December 31, 2001. The Company's net operating losses will expire in 2020 and 2021. Section 382 of the Internal Revenue Code imposes limitations on the utilization of net operating losses by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the net operating loss by the Company, which could result in the Company paying additional federal and state taxes. Other temporary and permanent differences consisted of depreciation, accrued leave and meals and entertainment expense.

Net deferred income taxes at December 31 consist of the following:

                                                  Year Ended December 31,
                                                 -------------------------
                                                   2001            2000
                                                 ---------       ---------
     Deferred income tax assets:
          Operating loss carry forward           $ 140,496       $  78,799
          Other                                     11,186           2,093
          Valuation allowance                     (151,682)        (80,892)
                                                 ---------       ---------

          Net deferred income tax asset          $      --       $      --
                                                 =========       =========

As a result of the Spin-Off, the Company recorded no deferred tax asset or a corresponding valuation allowance at December 31, 1999 because all tax benefits created by the Company's net operating losses were retained by ILX.

                          SEDONA WORLDWIDE INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                     Year Ended December 31,
                                                     ----------------------
                                                       2001          2000
                                                     --------      --------
     Federal, computed on income before taxes        $(53,471)     $(70,300)
     Non-taxable items                                 (9,015)          324
     Change in valuation allowance                     70,790        80,892
     State, computed on income before income taxes     (8,304)      (10,916)
                                                     --------      --------

     Income tax expense                              $     --      $     --
                                                     ========      ========

NOTE 8 -- DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 2001, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

The carrying amount of cash is its fair value. The carrying amount of accounts receivable, accounts payable, deposit to purchase stock, notes payable and other accrued expenses is assumed to be the fair value because of the short maturity of these items.

NOTE 9 -- RELATED PARTY TRANSACTIONS

In addition to the related party transactions discussed elsewhere in the financial statements, the Company had the following related party transactions:

Accounts receivable for the years ended December 31, 2001 and 2000 included $66,242 and $26,866, respectively, of receivables from ILX, officers and employees of the Company.

Accounts payable includes related party payables for the years ended December 31, 2001 and 2000 of $118,810 and $19,903, respectively, which consisted of amounts payable to ILX.

Sales to ILX for the years ended December 31, 2001 and 2000 were $409,723 and $291,063, representing approximately 71% and 73%, respectively, of total sales. Sales to employees, officers, and directors for the years ended December 31, 2001 and 2000 were $17,801 and $20,228, respectively.

NOTE 10 -- SUBSEQUENT EVENTS

On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that, if executed, would be accounted for as a reverse acquisition. As part of the agreement, the assets and liabilities of the Company would be assumed by ILX in return for the settlement of a note payable to ILX with a balance of $108,379 as of December 31, 2001.

On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a "shell company" available for the reorganization discussed above.

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

10.12     Memorandum   of   Understanding,   dated     Exhibit 10-1
          December  28, 2001 between The Greens of
          Las  Vegas,   Inc.,   Sedona   Worldwide
          Incorporated,     and    ILX     Resorts
          Incorporated.