Form 10QSB
period 2002-03-31
SEDONA WORLDWIDE INC
filed 2002-05-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2002              Commission File Number 0-25025


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2002
           -----                                   -----------------------------
Common Stock, without par value                          5,760,902 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31, 2002
                                                                  --------------
                                     ASSETS

CURRENT ASSETS                                                     $        --
                                                                   ===========

     TOTAL ASSETS                                                  $        --
                                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                                                $        --
                                                                   -----------

     Total Current Liabilities                                              --
                                                                   -----------

  Preferred stock, $10 par value; 5,000,000 shares
    authorized; none issued and outstanding                                 --
  Common stock, no par value; 50,000,000 shares
    authorized; 5,760,902 shares issued and outstanding              1,089,783
  Additional paid-in capital                                         2,545,730
  Accumulated deficit                                               (3,635,513)
                                                                   -----------

     Total Stockholders' Equity (Deficit)                                   --
                                                                   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                    $        --
                                                                   ===========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Period Ended
                                                             January 2, 2002
                                                        (Date of Reorganization)
                                                         through March 31, 2002
                                                         ----------------------
Revenues                                                      $          --
                                                              -------------
Expenses                                                                 --
                                                              -------------
     Net income/(loss)                                                   --
                                                              =============

Weighted average shares of common stock outstanding               5,760,902

Basic and diluted loss per share                              $        0.00
                                                              =============

                  See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Period Ended
                                                             January 2, 2002
                                                        (Date of Reorganization)
                                                         through March 31, 2002
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                   $        --
                                                               -----------

Net cash provided by (used) in operating activities                     --
                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                   --

CASH FLOWS FROM FINANCING ACTIVITIES:                                   --

CHANGE IN CASH                                                          --

CASH AT BEGINNING OF PERIOD                                             --
                                                               -----------

CASH AT END OF PERIOD                                          $        --
                                                               ===========

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

     The Company is accounted for as a newly  reorganized  company on January 2,
2002  with  no  prior  history.   The  prior   operations  of  Sedona  Worldwide
Incorporated are not presented due to the reorganization of the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

                         SEDONA WORLDWIDE INCORPORATED

                                     PART II

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

RESULTS OF OPERATIONS

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



                          SEDONA WORLDWIDE INCORPORATED
                                  (Registrant)


                               /s/ Mia A. Martori
                        ---------------------------------
                                 Mia A. Martori
                        Director, President and Treasurer



                               /s/ Viki J. Nelson
                        ---------------------------------
                               Corporate Secretary


Date: As of March 31, 2002