Form 10QSB
period 2002-06-30
SEDONA WORLDWIDE INC
filed 2002-08-12
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2002               Commission File Number 0-25025


                          SEDONA WORLDWIDE INCORPORATED
                         (A Development Stage Company)
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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2002
            -----                                   ----------------------------
Common Stock, without par value                           5,760,902 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          SEDONA WORLDWIDE INCORPORATED
                            CONDENSED BALANCE SHEETS
                         (A Development Stage Company)
                                   (Unaudited)
                                                                     June 30,
                                                                       2002
                                                                    -----------

                                     ASSETS

CURRENT ASSETS                                                      $        --
                                                                    ===========

      TOTAL ASSETS                                                  $        --
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                                                  $     3,229
                                                                    -----------

      Total Current Liabilities                                           3,229
                                                                    -----------

  Preferred stock, $10 par value; 5,000,000 shares
    authorized; none issued and outstanding                                  --

  Common stock, no par value; 50,000,000 shares
    authorized; 5,760,902 shares issued and outstanding               1,089,783

  Additional paid-in capital                                          2,545,730

  Accumulated deficit                                                (3,638,742)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                               (3,229)
                                                                    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $        --
                                                                    ===========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                         (A Development Stage Company)
                                   (UNAUDITED)

                                                                        For the Period Ended
                                                                        January 2, 2002 (Date
                                                  Three Months Ended     (of Reorganization)
                                                     June 30, 2002      Through June 30, 2002
                                                      -----------       ---------------------
Revenues                                              $        --            $        --
                                                      -----------            -----------

Expenses:                                                      --                     --
                                                      -----------            -----------

General and administrative                                  3,229                  3,229
                                                      -----------            -----------

Total Expenses                                              3,229                  3,229
                                                      -----------            -----------

     Net loss                                              (3,229)                (3,229)
                                                      ===========            ===========

Weighted average shares of common stock outstanding     5,760,902              5,760,902

Basic and diluted loss per share                      $      0.00            $      0.00
                                                      ===========            ===========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                         (A Development Stage Company)
                                   (UNAUDITED)

                                                          For the Period Ended
                                                             January 2, 2002
                                                        (Date of Reorganization)
                                                                 through
                                                              June 30, 2002
                                                              -------------
Cash flows from operating activities:

     Net Loss                                                   $  (3,229)
                                                                ---------
Change in assets and liabilities:

     Increase in accounts payable                                   3,229
                                                                ---------

Net cash provided by (used) in operating activities                    --
                                                                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                  --
                                                                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                  --
                                                                ---------

CHANGE IN CASH                                                         --

CASH AT BEGINNING OF PERIOD                                            --
                                                                ---------

CASH AT END OF PERIOD                                           $      --
                                                                =========

                   See notes to condensed financial statements

                          SEDONA WORLDWIDE INCORPORATED
                         (A Development Stage Company)

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

     The Company is accounted for as a newly reorganized and development stage company on January 2, 2002 with no prior history. The prior operations of Sedona Worldwide Incorporated are not presented due to the reorganization of the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

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

     If the reorganization is successful, the Company will construct a putting facility in Las Vegas. The Company will need to complete the Reorganization and raise additional funds in order to proceed with the construction and meet ongoing working capital requirements over the next twelve months.

                                    PART II.

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

     None

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                          SEDONA WORLDWIDE INCORPORATED
                                  (Registrant)


                               /s/ Mia A. Martori
                       -----------------------------------
                                 Mia A. Martori
                        Director, President and Treasurer


                             /s/ Margaret M. Eardley
                       -----------------------------------
                               Margaret M. Eardley
                         Acting Chief Financial Officer

Date: As of August 8, 2002