Form 10QSB
period 2002-09-30
GREENS WORLDWIDE INC
filed 2002-11-14
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2002          Commission File Number 0-25025


                          GREENS WORLDWIDE INCORPORATED
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


                          Sedona Worldwide Incorporated
              Former name, former address, and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

             Class                             Outstanding at September 30, 2002
             -----                             ---------------------------------
Common Stock, without par value                         21,960,902 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          GREENS WORLDWIDE INCORPORATED
                             CONDENSED BALANCE SHEET
                          (A Development Stage Company)
                                   (Unaudited)

                                                                   September 30,
                                                                       2002
                                                                    -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   851,473

  Other Assets                                                           37,315
                                                                    -----------
          Total Current Assets                                          888,789

LONG TERM ASSETS
  Property and equipment, net                                            13,432

  Construction in progress                                              598,874

  Deferred tax asset                                                     81,947
                                                                    -----------

          Total Long Term Assets                                        694,253
                                                                    -----------

TOTAL ASSETS                                                        $ 1,583,042
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    49,519

  Accrued liabilities                                                     5,819
                                                                    -----------

          Total Current Liabilities                                      55,338
                                                                    -----------

  Preferred stock, $10 par value; 5,000,000 shares authorized;
    none issued and outstanding                                              --

  Common stock, no par value; 50,000,000 shares authorized;
    21,960,902 shares issued and outstanding                          2,625,008

  Additional paid-in capital                                          2,664,358

  Accumulated deficit                                                (3,761,662)
                                                                    -----------

          Total Stockholders' Equity                                  1,527,704
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,583,042
                                                                    ===========

                   See notes to condensed financial statements

                          GREENS WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)
                                   (Unaudited)

                                                            For the Period Ended
                                                               January 2, 2002
                                                                  (Date of
                                            Three Months       Reorganization)
                                               Ended               Through
                                            September 30,       September 30,
                                                2002                2002
                                            ------------        ------------
Revenues                                    $         --        $         --
                                            ------------        ------------

Expenses:

General and administrative                       204,867             208,096
                                            ------------        ------------

Total Expenses                                   204,867             208,096
                                            ------------        ------------

Income Tax Benefit                               (81,947)            (81,947)
                                            ------------        ------------

     Net loss                               $   (122,920)       $   (126,149)
                                            ============        ============

Weighted average shares of common stock
  outstanding                                 15,193,511           8,939,657

Basic and diluted loss per share            $      (0.01)       $      (0.01)
                                            ============        ============

                   See notes to condensed financial statements

                          GREENS WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (A Development Stage Company)
                                   (Unaudited)

                                                          For the Period Ended
                                                            January 2, 2002
                                                        (Date of Reorganization)
                                                                through
                                                           September 30, 2002
                                                           ------------------
Cash flows from operating activities:
  Net Loss                                                    $  (126,149)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                    982
      Options issued for services                                 118,628
      Income tax benefit                                          (81,947)

Change in current assets and liabilities:
      Other assets                                                (32,347)
      Accounts payable                                             49,519
      Accrued expenses                                                818
                                                              -----------

Net Cash Used in Operating Activities                             (70,496)

Cash flows from INVESTING activities:

  Purchases of property and equipment                              (4,157)

  Purchases of construction in progress                           (98,874)
                                                              -----------

Net Cash Used in Investing Activities                            (103,031)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock                          1,025,000
                                                              -----------
Net Cash Provided by Financing Activities                       1,025,000
                                                              -----------

CHANGE IN CASH                                                    851,473

CASH AT BEGINNING OF PERIOD                                            --
                                                              -----------

CASH AT END OF PERIOD                                         $   851,473
                                                              ===========

Supplemental Disclosure of Non Cash Investing and
Financing Activities

Asset acquired as part of Asset Purchase Agreement
  for 8,000,000 shares of common stock                        $   520,224

                   See notes to condensed financial statements

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF BUSINESS PRESENTATION

     Greens Worldwide Incorporated (formerly Sedona Worldwide Incorporated), an Arizona corporation (or the "Company"), was incorporated in 1992 under the name Red Rock Collection Incorporated. The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders became owners of, in the aggregate, 80% of the Company's outstanding capital stock. ILX registered the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off. On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that is a reverse acquisition. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a "shell company" available for the reorganization discussed above.

     In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. ("GOLV") whereby the Company acquired all of the assets of GOLV and in return issued 8,000,000 shares of common stock. The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan. The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 million shares of GWI at $0.125 per share. In addition, an officer of the Company was issued a stock option from ILX to purchase 1 million shares of GWI at $0.125 per share, with the exercise price to increase 10% per year.

     The Company is accounted for as a newly reorganized development stage company on January 2, 2002 with no prior history. The prior operations of Sedona Worldwide Incorporated are not presented due to the reorganization of the Company. The Company plans to develop 23 acres of property located one mile from the Southern part of the Las Vegas Strip. The facility will include a sports themed restaurant and bar, pro shop, and five 18-hole natural grass putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company operated at a net loss of $122,920 and $126,149 during the three and nine months ended September 30, 2002. While the Company has had no revenue to date, it does have sufficient working capital to construct the restaurant and retail operations in order to generate profits. The Company may pursue debt or equity financing that will enable it to construct the putting operations discussed above in order to achieve profitability.

NOTE 3. ASSET ACQUISITION OF THE GREENS OF LAS VEGAS, INC.

     On August 10, 2002, the Company assumed all of the assets of GOLV in return for 8,000,000 shares of the Company's stock. Because GOLV was considered a development stage entity it was not considered a business. Therefore, the acquisition of GOLV's assets were accounted for as the purchase of assets and recorded at the fair value of the assets acquired. The assets purchased included, but were not limited to, all plans, designs, concepts and any and all proprietary rights to be utilized in the execution of the GOLV business plan. The agreement also stipulated that the Company would only assume $5,000 of GOLV liabilities.

     The following table indicates the original cost of the assets and liabilities acquired, the adjustment required to record assets and liabilities at fair value and the fair value of the assets and liabilities:

                                          ORIGINAL                   FAIR
                                            COST      ADJUSTMENT     VALUE
                                           -------    ----------    -------
     Deposits and other current assets       4,967           --       4,967
     Construction in progress              354,428      145,572     500,000
     Furniture and equipment                10,257           --      10,257
     Current liabilities                   232,407     (227,407)      5,000

     The following unaudited pro forma financial statement data presents the results of operations of the Company for the three and nine months ended September 30, 2002 and 2001, respectively as if the asset acquisition of GOLV had occurred at the beginning of those periods. The pro forma financial statements do not include January through September 2001 for the Company, due to the operations being prior to the Reorganization discussed above. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                  For the Three Months          For the Nine Months
                                   Ended September 30,           Ended September 30,
                                --------------------------    --------------------------
                                   2002           2001           2002           2001
                                -----------    -----------    -----------    -----------
Sales                           $         0    $         0    $   389,279    $     2,180
Net loss                           (137,760)      (254,496)      (200,512)      (463,342)
Basic loss per common share           (0.01)         (0.01)         (0.01)         (0.02)
Diluted loss per common share         (0.01)         (0.01)         (0.01)         (0.02)

NOTE 4. SHAREHOLDERS' EQUITY

     During the period ended January 2, 2002 through September 30, 2002, the Company issued 8,200,000 shares of common stock for $0.125 per share. The Company also issued 8,000,000 shares of common stock in exchange for the assets of GOLV as discussed in Note 1. In August 2002, the Company issued options to purchase 1,000,000 shares of common stock at $0.125 per share for investor relations services. These options were valued at $118,628 using the following assumptions to calculate the fair value of the option grant: expected volatility is 275.86%, the risk free interest rate is 2.51% and the expected life of the options is 3.34 years. The $118,628 was included in general and administrative expense.

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

NOTE 5. OTHER

     In August 2002, the Company entered into a sublease agreement with Varsity Clubs of America-Nevada ("VCA-NV"), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land, as well as a portion of an existing building in Las Vegas, Nevada. The Company paid a deposit of $25,000. The monthly rent for the land and the building is approximately $31,800.

     The Company issued options to purchase 500,000 shares of common stock for $0.125 per share to an employee. The Company recorded no expense upon issuance due to the exercise price being at or below market value.

     Options to purchase 1,500,000 shares of common stock at $0.125 were excluded from the loss per share calculation due to their effect being anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. ("GOLV") whereby the Company acquired all of the assets of GOLV and in return issued 8,000,000 shares of common stock. The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan. The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 million shares of GWI at $0.125 per share. In addition, an officer of the Company was issued a stock option from ILX to purchase 1 million shares of GWI at $0.125 per share, with the exercise price to increase 10% per year.

     General and administrative expense for the nine months ended September 30, 2002 included approximately $119,000 for the issuance of options to purchase 1,000,000 shares of common stock at $0.125. The options were issued to the Company's investor relations firm for services. The assumptions used to calculate the fair value of the option grant were: expected volatility of 275.86%, the risk free interest rate of 2.51% and the expected life of the options of 3.34 years. Also included in general and administrative expenses are the daily operation expenses for the Greens of Las Vegas which include salaries and rent.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this quarterly report, the Company's Chairman and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

and procedures were effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

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

     None

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     A Report on form 8-K was filed on August 14, 2002. The Company reported a reorganization, acquisition of assets and a name change.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                          GREENS WORLDWIDE INCORPORATED
                                  (Registrant)


                              /s/ Joseph P. Martori
                    ----------------------------------------
                                Joseph P. Martori
                                    Chairman


                             /s/ Margaret M. Eardley
                    ----------------------------------------
                                Margaret Eardley
                         Acting Chief Financial Officer

Date: As of November 7, 2002

                                 CERTIFICATIONS

I, Joseph P. Martori, Chairman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Greens Worldwide Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002                        /s/ Joseph P. Martori
                                        ----------------------------------------
                                        Joseph P. Martori
                                        Chairman

                                 CERTIFICATIONS

I, Margaret M. Eardley, Acting Chief Financial Officer certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greens Worldwide Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002                        /s/ Margaret M. Eardley
                                        ----------------------------------------
                                        Margaret M. Eardley
                                        Acting Chief Financial Officer