Form 10KSB
period 2002-12-31
GREENS WORLDWIDE INC
filed 2003-03-31
CIK 1072971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934

    For The fiscal year ended December 31, 2002

[ ] Transition  Report Pursuant to Section 13 or 15 (d) of the Securities Act of
    1934.

    For the transition period from __________ to __________

                         Commission File Number 0-25025

                          GREENS WORLDWIDE INCORPORATED

             ARIZONA                                            86-0718104
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

            2111 E. Highland Avenue Suite 210, Phoenix, Arizona 85016

         Registrant's telephone number, including area code 602-957-2777

        Securities registered pursuant to section 12 (b) of the act: None

          Securities registered pursuant to section 12 (g) of the act:

                                                    Name of each exchange
             Title of Class                          on which registered
             --------------                          -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

                                                      Outstanding at
             Title of Class                           March 21, 2003
    --------------------------------                -----------------
    Common Stock, without par value                 21,960,902 shares

At March 21, 2003, the aggregate market value of Registrant's common shares held by non-affiliates based upon the closing price at such date was approximately $0.7 million.

                          GREENS WORLDWIDE INCORPORATED

                         2002 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


PART I. .....................................................................  3
   ITEM 1   AND 2 BUSINESS AND PROPERTIES ...................................  3
   ITEM 3.  LEGAL PROCEEDINGS ...............................................  4

PART II. ....................................................................  5
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS ...........................................  5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  5
   ITEM 7.  FINANCIAL STATEMENTS ............................................  6
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE ......................................  6
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ....  6
   ITEM 10. EXECUTIVE COMPENSATION ..........................................  6

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS ...............................  7

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  7

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................  7

   ITEM 14. CONTROLS AND PROCEDURES .........................................  7

                                     PART I

This Form 10-KSB contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to finance its operations and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company's public filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved. The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

ITEM 1 AND 2 BUSINESS AND PROPERTIES

THE COMPANY

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

     In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. ("GOLV") whereby the Company acquired all of the assets of GOLV, valued at $510,225, and in return issued 8,000,000 shares of common stock. The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan. The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 shares of the Company at $0.125 per share. In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.

     In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA Nevada Incorporated ("VCA-NV"), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land, as well as a portion of an existing building in Las Vegas, Nevada. The Company plans to develop the property, located one mile from the Southern part of the Las Vegas Strip. The facility will include a sports themed restaurant and a bar, pro shop, and six

18-hole natural grass-putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world.

     The Company is a development stage company and to date its activities have included the construction of its corporate offices, completion of construction documents, engagement of a construction management company, application of appropriate permits and compilation of its marketing plan in addition to the milestones discussed above.

GOVERNMENT APPROVAL

     The Company has submitted all necessary plans to the appropriate government agencies. Such plans are under review and the Company anticipates a 45 day approval process.

EMPLOYEES

     As of December 31, 2002, the Company had four employees on a full time basis. The Company believes relations with its employees are good and none of its employees are represented by labor unions.

PROPERTY

     The Company subleases from VCA-NV, 23 acres of a 44-acre parcel of land, as well as a portion of an existing building, located one mile from the Southern part of the Las Vegas Strip. The Company intends to develop the 23 acres for its putting facility and utilize its portion of the building for the restaurant, pro-shop and corporate headquarters. The lease is a 49-year lease.

     The Company also assumed a lease from GOLV for another office facility in Las Vegas, Nevada. The space is approximately 1,600 square feet, is leased through May 2004 and will house the sales staff.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On Monday,  November  25,  2002,  The  Company  held its Annual  Meeting of
Shareholders. At this meeting, the Shareholders were asked to vote on the following proposal:

     To elect eight (8) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

     The voting results were as follows:

     Nominees recommended in the Proxy Statement:

                                VOTES FOR      VOTES AGAINST      VOTES WITHHELD
                                ---------      -------------      --------------
Margaret M. Eardley            19,300,541            0                 9,993
Jon K. Haahr                   19,301,015            0                 9,519
Ronald E. Heinen               19,301,392            0                 9,142
Joseph P. Martori              19,300,848            0                 9,686
Robert A. Massi                19,301,106            0                 9,428
Patrick J. McGroder III        19,298,652            0                11,882
James W. Myers                 19,300,848            0                 9,686
Albert B. Spector, Jr.         19,299,639            0                10,895

     As a result of the vote, the following eight directors will serve until the next annual meeting or until his or her successor is elected and qualified:

     Margaret M. Eardley, Jon K. Haahr, Ronald E. Heinen, Joseph P. Martori, Robert A. Massi, Patrick J. McGroder III, James W. Myers and Albert B. Spector, Jr.. James W. Myers resigned his position as Director effective December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, which is traded on the NASDAQ Bulletin Board under the symbol GWWI. At December 31, 2002 the Common Stock was held by approximately 421 holders of record. The Company has declared no dividends and none are anticipated in the foreseeable future.

                                                    COMMON STOCK
                                              -----------------------
                                               HIGH              LOW
          YEAR ENDED DECEMBER 31, 2002         ----              ---
                 First Quarter                $0.06             $0.06
                 Second Quarter                0.07              0.01
                 Third Quarter                 0.51              0.03
                 Fourth Quarter                0.25              0.10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-KSB, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

PLAN OF OPERATION

     On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that would be accounted for as a reverse acquisition. On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a "shell company" available for the reorganization discussed above.

     In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. ("GOLV") whereby the Company acquired all of the assets of GOLV and in return issued 8,000,000 shares of common stock. The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan. The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 million shares of the Company at $0.125 per share. In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.

     General and administrative expense for the year ended December 31, 2002 included approximately $119,000 for the issuance of options to purchase 1,000,000 shares of common stock at $0.125. The options were issued to the Company's investor relations firm for services. The assumptions used to calculate the fair value of the option grant were: expected volatility of 275.86%, the risk free interest rate of 2.51% and the expected life of the options of 3.34 years. Also included in general and administrative expenses are the daily operation expenses for the Greens of Las Vegas which are mainly salaries, rent and professional services.

     The Company began construction of the restaurant/bar and pro shop facility in March 2003 and intends to commence operations in June 2003. Additional employees, mainly part-time, will be hired to staff these facilities.

     While all construction plans for the putting facility are complete, additional funds are required for the actual construction. The Company has not yet determined if these funds will be in the form of debt or additional equity. The Company may phase construction and initially develop two to three of the six putting courses.

ITEM 7. FINANCIAL STATEMENTS

     See information set forth on Index to Financial Statements appearing on page F-1 of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) (1)   FINANCIAL STATEMENTS                           PAGE OR METHOD OF FILING
         --------------------                           ------------------------

         (i)  Report of Hansen, Barnett & Maxwell,      Page F-2
              a professional corporation

         (ii) Financial Statements and                  Pages F-3 through F-14
              Notes to Statements of the Registrant,
              including Balance  Sheets as of
              December 31, 2002 and 2001, Statements
              of Operations, Shareholders' Equity and
              Cash Flows for the years ended
              December 31, 2002 and 2001 and for the
              Period Ended January 2, 2002 (Date of
              Reorganization) through December 31, 2002

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)  EXHIBITS

         The Exhibit Index attached to this report is hereby incorporated by reference.

(b)      REPORTS ON FORM 8-K

         None

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this annual report, the Company's Chairman and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls and procedures were effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.


                                         Greens Worldwide Incorporated
                                         an Arizona corporation
                                         (Registrant)


                                         By: /s/ Joseph P. Martori
                                             -----------------------------------
                                             Joseph P. Martori
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                      Date
----------                                  -----                      ----

/s/ Joseph P. Martori           Chairman of the Board             March 28, 2003
---------------------------     (principal executive officer)
Joseph P. Martori

/s/ Richard B. Oesterle         President and Chief Operating     March 28, 2003
---------------------------     Officer
Richard B. Oesterle

/s/ Margaret M. Eardley         Acting Chief Financial Officer    March 28, 2003
---------------------------     and Director (principal
Margaret M. Eardley             financial officer)

/s/ Jon K. Haahr                Director                          March 28, 2003
---------------------------
Jon K. Haahr

/s/ Ronald E. Heinen            Executive Vice President and      March 28, 2003
---------------------------     Director
Ronald E. Heinen

/s/ Robert A. Massi             Director                          March 28, 2003
---------------------------
Robert A. Massi

/s/ Patrick J. McGroder III     Director                          March 28, 2003
---------------------------
Patrick J. McGroder III

/s/ Albert B. Spector, Jr.      Director                          March 28, 2003
---------------------------
Albert B. Spector, Jr.

                      FORM OF CERTIFICATION FOR FORM 10-KSB

                                 CERTIFICATIONS

I, Joseph P. Martori, Chairman, of Greens Worldwide Incorporated (the "Company") certify that:

     1. I have reviewed this annual report on Form 10-KSB of Greens Worldwide Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                             /s/Joseph P. Martori
                                             -----------------------------------
                                             Joseph P. Martori
                                             Chairman

                      FORM OF CERTIFICATION FOR FORM 10-KSB

                                 CERTIFICATIONS

I, Margaret M. Eardley, Acting Chief Financial Officer of Greens Worldwide Incorporated (the "Company") certify that:

     1. I have reviewed this annual report on Form 10-KSB of Greens Worldwide Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


                                             /s/Margaret M. Eardley
                                             -----------------------------------
                                             Margaret M. Eardley
                                             Acting Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Certified Public Accountants ........................    2

Financial Statements:

  Balance Sheets at December 31, 2002 and 2001 ............................    3

  Statements of Operations for the years ended December 31,
   2002, 2001 and for the Period January 2, 2002 (Date of Reorganization)
   through December 31, 2002 ..............................................    4

  Statements of Stockholders' Equity (Deficit)
   For the Year Ended December 31, 2001 and for the Period Ended
   January 2, 2002 (Date of Reorganization) through December 31, 2002 .....    5

  Statements of Cash Flows for the years ended December 31,
   2002 and 2001 and for the Period from January 2, 2002 (Date of
   Reorganization) through December 31, 2002 ..............................    6

  Notes to Financial Statements ...........................................    7

 HANSEN, BARNETT & MAXWELL.................................(801) 532-2200
 A Professional Corporation                              Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                           5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                           www.hbmcpas.com


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders of Greens Worldwide Incorporated

We have audited the accompanying balance sheets of Greens Worldwide Incorporated, a development stage company, as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 2, 2002 (date of reorganization) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greens Worldwide Incorporated at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from January 2, 2002 (date of reorganization) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                        HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 13, 2003

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                         ----------------------------
                                     ASSETS                  2002             2001
                                                         -----------      -----------
Current Assets
  Cash and cash equivalents                              $   270,248      $    30,949
  Accounts receivable                                             --           77,422
  Inventories                                                     --          120,684
  Prepaid expenses and other current assets                   46,188            7,662
                                                         -----------      -----------

    TOTAL CURRENT ASSETS                                     316,436          236,717
                                                         -----------      -----------

LONG TERM ASSETS
  Property and equipment, net                                 32,469           13,761
  Construction in progress                                   883,031               --
  Deferred tax asset                                         151,658               --
  Deposit - related party                                     25,000               --
                                                         -----------      -----------

    TOTAL LONG TERM ASSETS                                 1,092,158           13,761
                                                         -----------      -----------

      TOTAL ASSETS                                       $ 1,408,594      $   250,478
                                                         ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                       $    91,927      $   180,580
  Accrued expenses                                             7,673           10,349
  Note payable                                                    --          108,379
                                                         -----------      -----------

    TOTAL CURRENT LIABILITIES                                 99,600          299,308
                                                         -----------      -----------

      TOTAL LIABILITIES                                       99,600          299,308
                                                         -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $10  per share;
    5,000,000 shares authorized; none issued                      --               --
  Common stock, no par value; 50,000,000 shares
    authorized; 21,960,902 and 5,760,902 shares
    issued and outstanding, respectively                   2,625,008        1,089,783
  Additional paid-in capital                               2,664,358        2,545,730
  Deficit accumulated prior to the development stage      (3,635,513)      (3,684,343)
  Accumulated deficit during the development stage          (344,859)              --
                                                         -----------      -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   1,308,994          (48,830)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 1,408,594      $   250,478
                                                         ===========      ===========

                       See notes to financial statements

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                               FOR THE PERIOD
                                                                                                            FROM JANUARY 2, 2002
                                                                           YEAR ENDED DECEMBER 31,        (DATE OF REORGANIZATION)
                                                                        ------------------------------      THROUGH DECEMBER 31,
                                                                            2002              2001                  2002
                                                                        ------------      ------------          ------------
REVENUES                                                                $         --      $         --          $         --

GENERAL AND ADMINISTRATIVE EXPENSES                                          496,517                --               496,517
                                                                        ------------      ------------          ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                   (496,517)               --              (496,517)

INCOME TAX BENEFIT                                                           151,658                --               151,658
                                                                        ------------      ------------          ------------

LOSS FROM CONTINUING OPERATIONS                                             (344,859)               --              (344,859)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of $0 tax effect                         --          (157,268)                   --
  Gain on disposal of discontinued operations, net of $0 tax effect           48,830                --                    --
                                                                        ------------      ------------          ------------
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS                                    48,830          (157,268)                   --

NET LOSS                                                                $   (296,029)     $   (157,268)         $   (344,859)
                                                                        ============      ============          ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING                                                               12,177,340         4,769,121            12,194,968
                                                                        ============      ============          ============

BASIC AND DILUTED LOSS PER SHARE CONTINUING OPERATIONS                  $      (0.03)     $         --          $      (0.03)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE
DISCONTINUED OPERATIONS                                                 $       0.01      $      (0.03)         $         --


                                                                        ------------      ------------          ------------
BASIC AND DILUTED LOSS PER SHARE                                        $      (0.02)     $      (0.03)         $      (0.03)
                                                                        ============      ============          ============

                       See notes to financial statements

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                    ACCUMULATED    ACCUMULATED
                                                                                      DEFICIT       DEFICIT
                                                COMMON STOCK                         PRIOR TO      DURING THE
                                          -------------------------   CONTRIBUTED   DEVELOPMENT    DEVELOPMENT       TOTAL
                                             SHARES       AMOUNT        CAPITAL        STAGE         STAGE      EQUITY/(DEFICIT)
                                          -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 2000                  4,760,902   $ 1,009,783   $ 2,545,730   $(3,527,075)   $        --    $    28,438

  Shares issued for cash, December
    2001, $0.08 per share                   1,000,000        80,000            --            --             --         80,000
  Net loss                                         --            --            --      (157,268)            --       (157,268)
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001                  5,760,902     1,089,783     2,545,730    (3,684,343)            --        (48,830)

  Gain on disposal of discontinued
    operations                                     --            --            --        48,830             --         48,830
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JANUARY 2, 2002
  (Date of Reorganization)                  5,760,902     1,089,783     2,545,730    (3,635,513)            --             --

  Shares issued for cash, August 2002,
    $0.125 per share                        8,000,000     1,000,000            --            --             --      1,000,000
  Shares issued in exchange for assets,
    August 2002, $0.06 per share            8,000,000       510,225            --            --             --        510,225
  Options issued for outside services,
    August 2002                                    --            --       118,628            --             --        118,628
  Shares issued for cash, September
    2002, $0.125 per share                    200,000        25,000            --            --             --         25,000
  Net loss                                         --            --            --            --       (344,859)      (344,859)
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002                 21,960,902   $ 2,625,008   $ 2,664,358   $(3,635,513)   $  (344,859)   $ 1,308,994
                                          ===========   ===========   ===========   ===========    ===========    ===========

                       See notes to financial statements

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS

                                                                                                     FOR THE PERIOD
                                                                                                  FROM JANUARY 2, 2002
                                                                   YEAR ENDED DECEMBER 31,      (DATE OF REORGANIZATION)
                                                                ----------------------------      THROUGH DECEMBER 31,
                                                                   2002             2001                 2002
                                                                -----------      -----------          -----------
Cash Flows From Operating Activities
  Net loss                                                      $  (296,029)     $  (157,268)         $  (344,859)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                      1,614           16,492                1,614
    Stock options issued for compensation and services              118,628               --              118,628
    Income tax benefit                                             (151,658)              --             (151,658)
    Gain on disposition of assets                                   (48,830)              --                   --
      Change in current assets and liabilities:
        Prepaid expenses and other current assets                   (41,220)          12,789              (41,220)
        Accounts payable                                             86,927          106,173               86,927
        Accrued expenses                                              7,673              101                7,673
                                                                -----------      -----------          -----------

  NET CASH FROM OPERATING ACTIVITIES                               (322,895)         (21,713)            (322,895)
                                                                -----------      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                               (23,826)              --              (23,826)
  Purchases of construction in progress                            (383,031)              --             (383,031)
  Payment for Deposit                                               (25,000)              --              (25,000)
                                                                -----------      -----------          -----------

  NET CASH FROM INVESTING ACTIVITIES                               (431,857)              --             (431,857)
                                                                -----------      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          1,025,000           80,000            1,025,000
  Principal payments on debt                                        (30,949)         (91,621)                  --
                                                                -----------      -----------          -----------

  NET CASH FROM FINANCING ACTIVITIES                                994,051          (11,621)           1,025,000
                                                                -----------      -----------          -----------

    NET INCREASE (DECREASE) IN CASH                                 239,299          (33,334)             270,248

    CASH AT BEGINNING OF YEAR                                        30,949           64,283                   --
                                                                -----------      -----------          -----------

    CASH AT END OF YEAR                                         $   270,248      $    30,949          $   270,248
                                                                ===========      ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
  Assets acquired as part of Asset Purchase Agreement for
  8,000,000 shares of common stock and assumption of $5,000
  of liabilities                                                $   510,225      $        --          $   510,225
                                                                ===========      ===========          ===========

  Cash paid for interest                                        $        --      $     9,846          $        --
                                                                ===========      ===========          ===========

                       See notes to financial statements

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Greens Worldwide Incorporated (formerly Sedona Worldwide Incorporated), an Arizona corporation ("GWI" or the "Company"), was incorporated in 1992 under the name Red Rock Collection Incorporated. The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation ("ILX") until December 31, 1999, when ILX effected a distribution of all of the shares of the Company's Common Stock to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the "Spin-Off"). As a result of the Spin-Off, ILX's shareholders became owners of, in the aggregate, 80% of the Company's outstanding capital stock. ILX registered the Company's Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off without the need to register the distribution of the Company's Common Stock to ILX's shareholders under the Securities Act of 1933, as amended (the "Securities Act"). In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders. The Information
Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off. On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that is a reverse acquisition. In connection with the plan, on January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a "shell company" available for the reorganization discussed above. The Company recorded a gain of $48,830 on the transaction. The discontinued operations reported revenues of $580,138 for the year ended December 31, 2001.

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. ("GOLV") whereby the Company acquired all of the assets of GOLV, valued at $510,225, and in return issued 8,000,000 shares of common stock. The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan. The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 shares of the Company at $0.125 per share. In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.

The Company is accounted for as a newly reorganized development stage company on January 2, 2002. The prior operations of Sedona Worldwide Incorporated are presented as discontinued operations due to the reorganization of the Company. The Company plans to develop 23 acres of property located one mile from the Southern part of the Las Vegas Strip. The facility will include a sports themed restaurant and bar, pro shop, and six 18-hole natural grass putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world.

SIGNIFICANT ACCOUNTING POLICIES

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

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 2002, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

The carrying amount of cash is its fair value. The carrying amount of accounts receivable, accounts payable, deposit to purchase stock, notes payable and other accrued expenses is assumed to be the fair value because of the short maturity of these items.

CASH

Cash and cash equivalents include investments in highly liquid debt instruments with an original maturity of three months or less. The company has deposits with a bank that are $169,748 in excess of federally insured limits.

INVENTORY

Inventory consisted of purchased finished goods and was recorded at the lower of cost (using the first-in, first out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

CONSTRUCTION IN PROGRESS

Construction  in  progress   includes   construction   costs,   engineering  and
architectural plans stated at cost. Construction in progress also includes the acquisition of assets from GOLV that are recorded at fair market value.

INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options have been excluded from the diluted loss per share calculations. None of the options

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


discussed in Note 9 were included in the computations of diluted loss per share as their effect would be anti-dilutive.

STOCK OPTION PLAN

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for its stock options in the accompanying financial statements for options granted to employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2002 as well as the assumptions used to compute fair value. No options were issued during 2001:

     Net loss applicable to common shareholders, as reported     $  (296,029)

     Deduct: Total stock-based employee compensation
     expense determined under fair value based method for
     all awards, net of related tax effects                          (14,598)
                                                                 -----------
     Pro forma net loss per common share                         $  (310,627)
                                                                 ===========
     Earnings per share, basic and diluted:
       As reported                                               $     (0.02)
                                                                 ===========

     Pro forma                                                   $     (0.03)
                                                                 ===========

     Expected dividend yield                                  --
     Risk-free interest rate                                 3.3%
     Expected volatility                                     266%
     Expected life                                     3.3 years
     Weighted average fair value per share           $      0.03

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of Statement No. 148 in the accompanying financial statements.

RECLASSIFICATION

Amounts presented as of and for the year ended December 31, 2001 have been reclassified to conform to presentation as of December 31, 2002.

NOTE 2. BUSINESS CONDITION

As shown in the accompanying financial statements, the Company operated at a net loss of $296,029 and $157,268 during the years ended December 31, 2002 and 2001 and a net loss of $344,859 for the period from January 2, 2002 (date of reorganization) through December 31, 2002. While the Company has had no revenue to date, it does have sufficient working capital to construct the restaurant and retail operations in order to generate profits. The Company may pursue debt or equity financing that will enable it to construct the putting operations discussed above in order to achieve profitability.

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

The following table indicates the original cost of the assets and liabilities acquired, the adjustment required to arrive at fair value and the fair value and the resulting fair value of the assets and liabilities:

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


                                           ORIGINAL
                                             COST      ADJUSTMENT    FAIR VALUE
                                             ----      ----------    ----------
     Deposits and other current assets     $  4,968           --      $  4,968
     Construction in progress               354,428      145,572       500,000
     Furniture and equipment                 10,257           --        10,257
     Current liabilities                    232,407     (227,407)        5,000

The fair value of the construction in progress asset was based on the review of a third party licensed contractor.

The following unaudited pro forma financial statement data presents the results of operations of the Company for the years ended December 31, 2002 and 2001, respectively as if the asset acquisition of GOLV had occurred at the beginning of those periods. The pro forma financial statements do not include the results for the period from January through December 2001 for the Company, due to the operations being discontinued. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                                       For the Years
                                                    Ended December 31,
                                               ----------------------------
                                                  2002             2001
                                               ----------       ----------
     Net loss                                  $ (512,535)      $ (565,843)
     Basic loss per common share                    (0.02)           (0.03)
     Diluted loss per common share                  (0.02)           (0.03)

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of the following:

                                                   2002             2001
                                                ---------        ---------

     Leasehold improvements                     $      --        $   2,600
     Furniture and fixtures                        32,425           95,396
     Computer equipment                             1,658           89,514
                                                ---------        ---------

              Total                                34,083          187,510
                                                ---------        ---------

     Less accumulated depreciation                 (1,614)        (173,749)
                                                ---------        ---------

     Property and equipment, net                $  32,469        $  13,761
                                                =========        =========

Depreciation expense was $1,614 and $16,492 for 2002 and 2001, respectively.

NOTE 5--CONSTRUCTION IN PROGRESS

The construction in progress asset consists mainly of construction documents and architectural and engineering plans for the anticipated six 18-hole natural grass putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


known around the world. The construction to date has consisted of planning for the golf course, restaurant and pro-shop and the approximately 95% completion of the on-site offices in Las Vegas. The golf course construction will commence once additional financing is obtained. The Company may phase construction and initially complete two to three of the six courses. The construction timetable for all six courses is approximately six months and is anticipated to cost $7.0 million.

NOTE 6--NOTES PAYABLE

As of December 31, 2001, the Company owed ILX $108,379 that became payable December 31, 2001. The note payable bore an interest rate equal to the prime rate plus 3% per annum payable monthly. As of December 31, 2001, the interest rate was 11.0%. The note was secured by all of the tangible assets of the Company. This note was subsequently settled in January 2002, in accordance with the General Bill of Sale, Assignment and Assumption Agreement discussed in Note
1. Description of Business.

NOTE 7--OPERATING LEASES

The Company assumed a lease from GOLV for an office facility in Las Vegas, Nevada for $1,420 per month, pursuant to a 24-month lease agreement originally commencing in May 2002. This space will house the sales staff.

In August 2002 the Company entered into a related party sublease agreement with VCA Nevada Incorporated ("VCA-NV"), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land, as well as a portion of an existing building in Las Vegas, Nevada. In accordance with the lease, the Company paid a deposit of $25,000. The monthly rent for the land and the building is approximately $31,800. The lease is a 49-year lease. Future minimum lease payments at December 31, 2002 are as follows:


                         2003         $ 416,510
                         2004           470,510
                         2005           517,510
                         2006           583,020
                         2007           596,335

The Company also leases equipment on a month-to-month basis. The Company had rent expense of $135,502 and $26,557 for the years ended December 31, 2002 and 2001, respectively.

NOTE 8--STOCKHOLDERS' EQUITY

During the period ended January 2, 2002 through December 31, 2002, the Company issued 8,200,000 shares of common stock for $0.125 per share. The Company also issued 8,000,000 shares of common stock in exchange for the assets of GOLV as discussed in Note 3.

NOTE 9--STOCK OPTIONS

In August 2002, the Company issued options to a consultant to purchase 1,000,000 shares of common stock at $0.125 per share for investor relations services. These options were valued at $118,628 using the following assumptions to calculate the fair value of the option grant: expected volatility is 275.86%, the risk free interest rate is 2.51% and the expected life of the options is
3.34 years. The Company included the compensation expense in general and administrative expense. The Company will also pay the consulting group $5,000 a month for one year. If the consulting group serves as an investment advisor for a financing transaction, they will receive a commission of 5% of the first million, 4% of the second

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


million, 3% of the third million, 2% of the fourth million, and 1% of each subsequent million dollars raised.

On August 10, 2002, the Company issued options to an employee to purchase 500,000 shares of common stock for $0.125 per share, with the exercise price to increase ten percent per year. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options issued to employees. Accordingly, no compensation cost has been recognized for these stock options.

As of December 31, 2002, the Company had 1,500,000 options outstanding and exercisable with an average exercise price of $0.125 per share. There were no exercises or forfeitures of options for the year ended December 31, 2002.

On February 6, 2003, the Company issued options to an employee to purchase 1,000,000 shares of common stock for $0.18 per share, with the exercise price to increase ten percent per year. The Company recorded no expense upon issuance due to the exercise price being at, or below, market value (unaudited).

NOTE 10--INCOME TAXES

Deferred income tax assets are provided for temporary and permanent differences between financial statement and income tax reporting, primarily for net operating loss carryover. The Company's net operating losses will expire in 2020, 2021 and 2022. Section 382 of the Internal Revenue Code imposes limitations on the utilization of net operating losses by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period. Due to the Spin-Off in 1999, a portion of the Company's net operating losses are subject to the limitations of Section 382, which may limit or deny the future utilization of the net operating loss by the Company, which could result in the Company paying additional federal and state taxes. For this reason, net operating losses prior to the Spin-Off in 1999 of $881,172 were excluded from the operating loss carryforward. The Company included net operating losses of $392,884 related to the period subsequent to the Spin-Off and prior to the acquisition of the assets of GOLV, but recognized a valuation allowance to offset these losses because they are subject to the Section 382 limitations. The Company included a net operating loss of $443,460 for the period from the acquisition of the assets of GOLV, August 10, 2002, through December 31, 2002 in its net operating loss carryforward.

Net deferred income taxes at December 31 consist of the following:

                                                  Year Ended December 31,
                                                 -------------------------
                                                    2002            2001
                                                 ---------       ---------
     Deferred income tax assets:
          Operating loss carryforwards           $ 305,102       $ 140,496
          Other                                        881          11,186
          Valuation allowance                     (154,325)       (151,682)
                                                 ---------       ---------

          Net deferred income tax asset          $ 151,658       $      --
                                                 =========       =========

                          GREENS WORLDWIDE INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


A reconciliation of the income tax benefit and the amount that would be computed using statutory federal income tax rates is as follows:

                                                        Year Ended December 31,
                                                       -------------------------
                                                          2002           2001
                                                       ---------      ---------
     Federal, computed on income before taxes          $(152,214)     $ (53,471)
     Non-taxable items                                    (2,087)        (9,015)
     Change in valuation allowance                         2,643         70,790
     State, computed on income before income taxes            --         (8,304)
                                                       ---------      ---------

     Income tax benefit                                $ 151,658      $      --
                                                       =========      =========

                          GREENS WORLDWIDE INCORPORATED
                                 EXHIBIT INDEX

EXHIBIT
NUMBERS                DESCRIPTION                     PAGE NUMBER OR METHOD OF FILING
-------                -----------                     -------------------------------
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

3.2       Bylaws of Registrant, as amended             Incorporated by reference to
                                                       Registration Statement on Form SB No.
                                                       000-25025, filed on November 4, 1998

4         Form of Common Stock Certificate             Incorporated by reference to
                                                       Registration Statement on Form SB No.
                                                       000-25025, filed on March 30, 2000

10.1      Agreement, dated as of January 1, 1997,      Incorporated by reference to
          among Todd Fisher, on the one hand, and      Registration Statement on Form SB No.
          ILX Incorporated and Red Rock                000-25025, filed on November 4, 1998
          Collection, on the other hand

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

10.4      Agreement, dated as of December 29,          Incorporated by reference to
          1995, among ILX Incorporated, Martori        Registration Statement on Form SB No.
          Enterprises Incorporated, Los Abrigados      000-25025, filed on November 4, 1998
          Partners Limited Partnership, Red Rock
          Collection Incorporated, Edward J.
          Martori and Joseph P. Martori, as
          trustee for Cynthia J. Polich.
          Irrevocable trust dated June 1, 1989
          relating to the sale/leaseback of
          certain real property and amendment of
          other agreements in connection therewith

10.5      Master Lease Agreement dated as of April     Incorporated by reference to
          13, 1993, between ILX Incorporated and       Registration Statement on Form SB No.
          CRA, Inc.                                    000-25025, filed on November 4, 1998

                          GREENS WORLDWIDE INCORPORATED
                                 EXHIBIT INDEX

EXHIBIT
NUMBERS                DESCRIPTION                     PAGE NUMBER OR METHOD OF FILING
-------                -----------                     -------------------------------
10.6      Sedona Worldwide Incorporated Form 10-SB     Incorporated by reference to Form 10-SB
                                                       on Form 10SB12G No. 000-25025, filed on
                                                       November 4, 1998

10.7      Sedona Worldwide Incorporated Amendment      Incorporated by reference to Amendment
          No. 1 to form 10-SB                          No 1 to Form 10-SB on Form 10-12G/A No.
                                                       000-25025, filed November 12, 1999

10.8      Sedona Worldwide Incorporated Amendment      Incorporated by reference to Amendment
          to Form 10-SB No. 2                          No. 2 to Form 10-SB on Form 10-12G/A No.
                                                       000-25025, Filed November 12, 1999

10.9      Sedona Worldwide Incorporated Amendment      Incorporated by reference to Amendment
          to Form 10-SB No. 3                          No. 3 to Form 10-SB on Form 10-12G/A No.
                                                       000-25025, filed December 8, 1999

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

10.12     Agreement, dated as of June 2, 2000,         Incorporated by reference to 1999 10-KSB
          among Hudson Consulting Group, Inc. on
          the one hand and Sedona Worldwide
          Incorporated, on the other hand

10.13     Memorandum of Understanding, dated           Incorporated by reference to 2001 10-KSB
          December 28, 2001 between the Greens of
          Las Vegas, Inc., Sedona Worldwide
          Incorporated, and ILX Resorts
          Incorporated

10.14     The Greens of Las Vegas, Inc.,               Incorporated by reference to 2002 8-K
          Memorandum of Understanding


10.15     Asset Purchase Agreement between Greens      Incorporated by reference to 2002 8-K
          Worldwide Incorporated and the Greens of
          Las Vegas, Inc.


99.1      Certification Pursuant to 18 U.S.C.          Filed herewith
          1350, as adopted pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002