Form 10QSB
period 2003-03-31
GREENS WORLDWIDE INC
filed 2003-05-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2003              Commission File Number 0-25025


                          GREENS WORLDWIDE INCORPORATED
             (Exact name of registrant as specified in its charter)


            ARIZONA                                       86-0718104
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


           2111 E. Highland Avenue, Suite 210, Phoenix, Arizona 85016
                    (Address of principal executive offices)


         Registrant's telephone number, including area code 602-957-2777


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

             Class                                 Outstanding at March 31, 2003
-------------------------------                    -----------------------------
Common Stock, without par value                          21,960,902 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                          GREENS WORLDWIDE INCORPORATED
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                       MARCH 31     DECEMBER 31
                                ASSETS                   2003           2002
                                                      -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                           $    94,397   $   270,248
  Prepaid expenses and other current assets                18,860        46,188
                                                      -----------   -----------

TOTAL CURRENT ASSETS                                      113,257       316,436
                                                      -----------   -----------

Property and equipment, net                                34,341        32,469
Construction in progress (Note 6)                       1,289,744       883,031
Deferred tax asset                                        221,019       151,658
Deposit - related party                                    25,000        25,000
Other assets                                               79,833            --
                                                      -----------   -----------

TOTAL ASSETS                                          $ 1,763,194   $ 1,408,594
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $   221,518   $    91,927
  Accrued expenses                                         15,322         7,673
  Advance from stockholder (Note 3)                       272,168            --
                                                      -----------   -----------

TOTAL CURRENT LIABILITIES                                 509,008        99,600
                                                      -----------   -----------

TOTAL LIABILITIES                                         509,008        99,600
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $10  per share;
    5,000,000 shares authorized; none issued                   --            --
  Common stock, no par value; 50,000,000 shares
    authorized; 21,960,902 shares
    issued and outstanding                              2,625,008     2,625,008
  Additional paid-in capital                            2,744,192     2,664,358
  Deficit accumulated prior to the development stage   (3,635,513)   (3,635,513)
  Accumulated deficit during the development stage       (479,501)     (344,859)
                                                      -----------   -----------

  TOTAL STOCKHOLDERS' EQUITY                            1,254,186     1,308,994
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,763,194   $ 1,408,594
                                                      ===========   ===========

                   See notes to condensed financial statements

                          GREENS WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           FOR THE PERIOD
                                                                                                        FROM JANUARY 2, 2002
                                                                                  THREE MONTHS                (DATE OF
                                                                                 ENDED MARCH 31,           REORGANIZATION)
                                                                           ----------------------------   THROUGH MARCH 31,
                                                                               2003            2002             2003
                                                                           ------------    ------------     ------------
REVENUES                                                                   $         --    $         --     $         --

GENERAL AND ADMINISTRATIVE EXPENSES                                             204,003              --          700,520
                                                                           ------------    ------------     ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                      (204,003)             --         (700,520)

INCOME TAX BENEFIT                                                               69,361              --          221,019
                                                                           ------------    ------------     ------------

LOSS FROM CONTINUING OPERATIONS                                                (134,642)             --         (479,501)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of $0 tax effect                            --              --               --
  Gain on disposal of discontinued operations, net of $0 tax effect                  --          48,830               --
                                                                           ------------    ------------     ------------
INCOME FROM DISCONTINUED OPERATIONS                                                  --          48,830               --

NET LOSS                                                                   $   (134,642)   $     48,830     $   (479,501)
                                                                           ============    ============     ============

BASIC AND DILUTED INCOME/(LOSS) PER SHARE
  CONTINUING OPERATIONS                                                    $      (0.01)   $         --
  DISCONTINUED OPERATIONS                                                  $         --    $       0.01
                                                                           ------------    ------------
BASIC AND DILUTED LOSS PER SHARE                                           $      (0.01)   $       0.01
                                                                           ============    ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING                          21,960,902      5,760,902
                                                                           ============    ============

                   See notes to condensed financial statements

                          GREENS WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE PERIOD
                                                                                      FROM JANUARY 2, 2002
                                                                 THREE MONTHS               (DATE OF
                                                                ENDED MARCH 31,          REORGANIZATION)
                                                          --------------------------    THROUGH MARCH 31,
                                                             2003            2002            2003
                                                          -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (134,642)   $    48,830      $  (479,501)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                2,592             --            4,206
    Stock options issued for compensation and services             --             --          118,628
    Income tax benefit                                        (69,361)            --         (221,019)
    Gain on disposition of assets                                  --        (48,830)              --
      Change in current assets and liabilities:
        Prepaid expenses and other current assets              27,328             --          (13,892)
        Accounts payable                                      129,591             --          216,518
        Accrued expenses                                        7,649             --           15,322
                                                          -----------    -----------      -----------

  NET CASH FROM OPERATING ACTIVITIES                          (36,843)            --         (359,738)
                                                          -----------    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          (4,463)            --          (28,289)
  Purchases of construction in progress                      (406,713)            --         (789,744)
  Payment for Deposit                                              --             --          (25,000)
                                                          -----------    -----------      -----------

  NET CASH FROM INVESTING ACTIVITIES                         (411,176)            --         (843,033)
                                                          -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             --        1,025,000
  Advance from shareholder                                    272,168             --          272,168
  Principal payments on debt                                       --        (30,949)              --
                                                          -----------    -----------      -----------

  NET CASH FROM FINANCING ACTIVITIES                          272,168        (30,949)       1,297,168
                                                          -----------    -----------      -----------

    NET INCREASE (DECREASE) IN CASH                          (175,851)       (30,949)          94,397

    CASH AT BEGINNING OF PERIOD                               270,248         30,949               --
                                                          -----------    -----------      -----------

    CASH AT END OF PERIOD                                 $    94,397    $        --      $    94,397
                                                          ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of stock options with a fair value of $79,833 deferred until planned financing terms are complete (See Notes 3 and 4)

                   See notes to condensed financial statements

                          GREENS WORLDWIDE INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

BUSINESS DESCRIPTION

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

     In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA Nevada Incorporated ("VCA-NV"), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land, as well as a portion of an existing building in Las Vegas, Nevada. The Company plans to develop the property, located one mile from the Southern part of the Las Vegas Strip. The facility will include a sports themed restaurant and a bar, pro shop, and approximately six 18-hole natural grass-putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world.

     The Company is a development stage company and to date its activities have included the construction of its corporate offices and restaurant/bar and pro-shop facility, completion of construction documents, engagement of a construction management company, application of appropriate permits and compilation of its marketing plan in addition to the milestones discussed above.

                          GREENS WORLDWIDE INCORPORATED

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

No compensation cost has been recognized in the accompanying financial statements for stock granted to employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the quarter ended March 31, 2003. No options were issued during the same quarter in 2002:

     Net loss, as reported                                       $(134,642)

     Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects            (177,204)
                                                                 ---------
     Pro forma net loss per common share                         $(311,846)
                                                                 =========

     Earnings per share, basic and diluted:
       As reported                                               $   (0.01)
                                                                 =========

          Pro forma                                              $   (0.01)
                                                                 =========

NOTE 2. BUSINESS CONDITION

     As shown in the accompanying financial statements, the Company operated at a net loss of $134,642 during the three months ended March 31, 2003. While the Company has had no revenue to date, it can borrow sufficient working capital from ILX to complete construction of the restaurant and retail operations in order to generate profits. The Company may pursue debt or equity financing that will enable it to construct the putting operations discussed above in order to achieve profitability.

NOTE 3. ADVANCE FROM STOCKHOLDER

     ILX has advanced funds of $272,168 to the Company. ILX has not yet determined if the funds will be a loan or additional equity and it is currently classified as Advance from Stockholder on the accompanying balance sheet. The advanced funds were obtained from a loan obtained by ILX. As part of the loan, the Company issued options to purchase 500,000 share of common stock to the lender (see Note 4).

NOTE 4. STOCK OPTIONS

     In March 2003, the Company issued options to purchase 500,000 shares of common stock at $0.20 per share for financing acquisition fees. These options were valued at $79,833 using the Black Scholes pricing model with the following assumptions: expected volatility 277.71%, risk free interest rate 2.51% and an

                          GREENS WORLDWIDE INCORPORATED

expected life of 4.96 years. The $79,833 was included in long term assets and will be reclassified when the repayment terms are established.

     The Company issued options to purchase 1,000,000 shares of common stock for $0.18 per share to an employee. The Company recorded no expense upon issuance due to the exercise price being at, or below, market value.

     Options to purchase 3,000,000 shares of common stock ranging from $0.125 to $0.20 were excluded from the loss per share calculation due to their effect being anti-dilutive.

NOTE 5. ASSET ACQUISITION OF THE GREENS OF LAS VEGAS, INC.

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

The following table indicates the original cost of the assets and liabilities acquired, the adjustment required to arrive at fair value and the resulting fair value of the assets and liabilities:

                                         ORIGINAL COST   ADJUSTMENT   FAIR VALUE
                                         -------------   ----------   ----------
     Deposits and other current assets      $  4,968           --      $  4,968
     Construction in progress                354,428      145,572       500,000
     Furniture and equipment                  10,257           --        10,257
     Current liabilities                     232,407     (227,407)        5,000

The fair value of the construction in progress asset was based on the review of a third party licensed contractor.

The following unaudited pro forma financial statement data presents the results of operations of the Company for the quarter ended March 31, 2002 as if the asset acquisition of GOLV had occurred at the beginning of that period. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                                           For the Three Months
                                                              Ended March 31,
                                                                   2002
                                                                ----------
     Net loss                                                   $  (63,081)
     Basic loss per common share                                     (0.00)
     Diluted loss per common share                                   (0.00)

                          GREENS WORLDWIDE INCORPORATED

NOTE 6. CONSTRUCTION IN PROGRESS

     The   construction  in  progress  asset  consists  mainly  of  construction documents and architectural and engineering plans for the anticipated six 18-hole natural grass putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world. The construction to date has consisted of planning for the golf course, the completion of the on-site offices, and the beginning of construction of the restaurant/bar and pro-shop in Las Vegas. One putting course is near completion of construction. The remaining golf course construction will commence once additional financing is obtained. The Company may phase construction and initially complete two to three of the six courses. The construction timetable for all six courses is approximately six months and is anticipated to cost $7.0 million.

ITEM 2. PLAN OF OPERATION

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

     General and administrative expense was $204,003 for the quarter ended March 31, 2003. The expenses include the daily operation expenses for the Greens of Las Vegas which are mainly rent, salaries and professional services.

     The Company began construction of the restaurant/bar and pro shop facility in March 2003 and intends to commence operations in June 2003. The Company is currently constructing an 18-hole putting course. The Company intends to commence operations of the putting course in conjunction with the opening of the restaurant/bar and pro shop.

     While all construction plans for the remaining putting facilities are complete, additional funds are required for the actual construction. The Company has not yet determined if these funds will be in the form of debt or additional equity. The Company may phase construction and initially develop two to three of the six putting courses.

                          GREENS WORLDWIDE INCORPORATED

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                          GREENS WORLDWIDE INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                          GREENS WORLDWIDE INCORPORATED
                                  (Registrant)


                              /s/ Joseph P. Martori
                        ---------------------------------
                                Joseph P. Martori
                                    Chairman

                             /s/ Richard B. Oesterle
                        ---------------------------------
                              Richard B. Oesterle
                                    President

                             /s/ Margaret M. Eardley
                        ---------------------------------
                         Acting Chief Financial Officer

Date: As of May 12, 2003

                          GREENS WORLDWIDE INCORPORATED

                      FORM OF CERTIFICATION FOR FORM 10-QSB

                                 CERTIFICATIONS

I, Joseph P. Martori, Chairman, of Greens Worldwide Incorporated (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Greens Worldwide Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003


                                        /s/ Joseph P. Martori
                                        ----------------------------------------
                                        Joseph P. Martori
                                        Chairman

                          GREENS WORLDWIDE INCORPORATED

                      FORM OF CERTIFICATION FOR FORM 10-QSB

                                 CERTIFICATIONS

I, Margaret M. Eardley, Acting Chief Financial Officer of Greens Worldwide Incorporated (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Greens Worldwide Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003


                                        /s/ Margaret M. Eardley
                                        ----------------------------------------
                                        Margaret M. Eardley
                                        Acting Chief Financial Officer