Form 10QSB
period 2003-06-30
GREENS WORLDWIDE INC
filed 2003-08-14
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2003     Commission File Number 0-25025
                      -------------                            -------


                          GREENS WORLDWIDE INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           ARIZONA                          86-0718104
           -------               -----------------------------------
(State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)

           2111 E. Highland Avenue, Suite 210, Phoenix, Arizona 85016
           ----------------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 602-957-2777
                                                            ------------
                  _____________________________________________

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

                                   Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       Class                        Outstanding at June 30, 2003
       -----                        ----------------------------
Common Stock, without par value          21,960,902 shares

PART I

ITEM I.    FINANCIAL STATEMENTS

                          GREENS WORLDWIDE INCORPORATED
                             CONDENSED BALANCE SHEET
                                   (Unaudited)



                                                                      June 30         December 31
                                            ASSETS                       2003                2002
-------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                          $   38,088        $   270,248
Accounts receivable                                                     5,006                  -
Inventories                                                            24,710                  -
Prepaid expenses and other current assets                              19,273             46,188
------------------------------------------------------------------------------------------------

Total Current Assets                                                   87,077            316,436
------------------------------------------------------------------------------------------------



Property and equipment, net                                            78,921             32,469
Construction in progress (Note 7)                                   2,611,097            883,031
Deferred tax asset                                                    365,584            151,658
Deposit - related party                                                25,000             25,000
Other assets                                                           86,262                  -
------------------------------------------------------------------------------------------------


Total Assets                                                       $3,253,941        $ 1,408,594
================================================================================================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                   $  244,651        $    91,927
Accrued expenses                                                        9,702              7,673
Capital lease - current portion (Note 3)                              110,878                  -
Notes payable - current portion                                         5,613                  -
Notes payable - current portion (Note 4)                               60,000                  -
------------------------------------------------------------------------------------------------

Total Current Liabilities                                             430,844             99,600
-----------------------------------------------------------------------------------------------


Long-Term Liabilities
Capital lease (Note 3)                                                236,541                  -
Notes payable                                                          16,687                  -
Notes payable - related party (Note 4)                              1,596,308                  -
------------------------------------------------------------------------------------------------


Total Liabilities                                                   2,280,380             99,600
------------------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock, par value $10  per share;
 5,000,000 shares authorized; none issued                                   -                  -
Common stock, no par value; 50,000,000 shares
 authorized; 21,960,902 shares
 issued and outstanding                                             2,625,008          2,625,008
Additional paid-in capital                                          2,744,192          2,664,358
Deficit accumulated prior to the development stage                 (3,635,513)        (3,635,513)
Accumulated deficit during the development stage                     (760,126)          (344,859)
------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                            973,561          1,308,994
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                         $3,253,941        $ 1,408,594
================================================================================================



See notes to condensed financial statements.

                          GREENS WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                            For the Period
                                                     Three Months                     Six Months         from January 2, 2002
                                                     Ended June 30,                  Ended June 30,    (date of Reorganization)
                                                 ---------------------           ----------------------    through June 30,
                                                 2003             2002           2003              2002          2003
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                   $    3,576        $       -     $    3,576        $       -        $     3,576

Cost of Sales                                   1,966                -          1,966                -              1,966
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                    1,610                -          1,610                -              1,610

General and Administrative Expenses           426,800            3,229        630,803            3,229          1,127,320
-------------------------------------------------------------------------------------------------------------------------

Loss from Continuing Operations before
  Income Tax Benefit                         (425,190)          (3,229)      (629,193)          (3,229)        (1,125,710)

Income Tax Benefit                            144,565                -        213,926                -            365,584
-------------------------------------------------------------------------------------------------------------------------

Loss From Continuing Operations              (280,625)          (3,229)      (415,267)          (3,229)          (760,126)

Discontinued Operations
  Loss from discontinued operations,
    net of $0 tax effect                            -                -              -                -                  -
  Gain on disposal of discontinued
    operations, net of $0 tax effect                -                -              -           48,830                  -
-------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations                 -                -              -           48,830                  -


Net Income (Loss)                          $ (280,625)       $  (3,229)    $ (415,267)       $  45,601        $  (760,126)
==========================================================================================================================

Basic and Diluted Income/(Loss) Per Share
Continuing Operations                      $    (0.01)       $       -     $    (0.02)       $       -
Discontinued Operations                    $        -        $       -     $        -        $    0.01
------------------------------------------------------------------------------------------------------

Basic and Diluted Income (Loss) Per
  Share                                    $    (0.01)       $   (0.00)    $    (0.02)       $    0.01
======================================================================================================

Weighted Average Shares of Common Stock
 Outstanding                               21,960,902        5,760,902     21,960,902        5,760,902
======================================================================================================



See notes to condensed financial statements.

                          GREENS WORLDWIDE INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                               For the Period
                                                                                            from January 2, 2003
                                                               Six Months Ended June 30,   (date of Reorganization)
                                                               -------------------------      through June 30,
                                                                   2003             2002           2003
------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss                                                     $ (415,267)        $  45,601     $ (760,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                                      4,776                 -          6,390
Stock options issued for compensation and services                    -                 -        118,628
Income tax benefit                                             (213,926)                -       (365,584)
Gain on disposition of assets                                         -           (48,830)             -
Change in operating assets and liabilities:
Accounts receivable                                              (5,006)                -         (5,006)
Inventories                                                     (24,710)                -        (24,710)
Prepaid expenses and other current assets                        20,488                 -        (20,732)
Accounts payable                                                152,724             3,229        239,651
Accrued expenses                                                  2,029                 -          9,702

Net Cash From Operating Activities                             (478,892)                -       (801,787)
---------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
Purchases of property and equipment                             (51,230)                -        (75,056)
Purchases of construction in progress                        (1,728,065)                -     (2,111,096)
Payment for deposit                                                   -                 -        (25,000)
---------------------------------------------------------------------------------------------------------

Net Cash From Investing Activities                           (1,779,295)                -     (2,211,152)
---------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from issuance of common stock                                -                 -      1,025,000
Proceeds from notes payable and capital lease                   399,334                 -        369,719
Proceeds from notes payable shareholder                       1,656,308                 -      1,656,308
Principal payments on debt                                      (29,615)          (30,949)             -
---------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                            2,026,027           (30,949)      3,051,027
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                                (232,160)          (30,949)         38,088

Cash At Beginning Of Period                                     270,248            30,949               -
---------------------------------------------------------------------------------------------------------

Cash At End Of Period                                        $   38,088         $       -      $   38,088
=========================================================================================================



Supplemental Disclosure of Non Cash Investing and
Financing Activities:

Issuance of stock options with a fair value of $79,833 included in Other Assets and amortized over life of promissory note.

See notes to condensed financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

      In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA Nevada Incorporated ("VCA-NV"), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land, as well as a portion of an existing building in Las Vegas, Nevada. The Company plans to develop the property, located one mile from the Southern part of the Las Vegas Strip. The facility currently includes a sports themed restaurant and bar and one 18-hole putting course. A pro shop is currently under construction and is scheduled to open in September 2003. The Company ultimately plans to develop approximately six 18-hole natural grass-putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world. On July 1, 2003 the Company entered into a sub-sublease agreement with Premiere Development Incorporated ("PDI"), an

Arizona corporation and subsidiary of ILX, for 8,000 square feet of the existing building in Las Vegas, Nevada which houses the sports themed restaurant and bar. Under the sub-sublease, PDI will operate the restaurant/bar and will remit a portion of the net operating cash flow to the Company as rent.

     The Company is a development stage company and to date its activities have included the construction of its corporate offices, restaurant/bar and pro-shop facility, completion of construction documents, engagement of a construction management company, application of appropriate permits and compilation of its marketing plan in addition to the milestones discussed above.

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

     No compensation cost has been recognized in the accompanying financial statements for stock granted to employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2003. No options were issued during the same periods in 2002:

                                  For the Three and Six Months Ended
                                             June 30, 2003
---------------------------------------------------------------
Net loss, as reported                  $ (280,625)  $(415,267)

Deduct:  Total stock-based employee
compensation expense
determined under fair value based
method for all awards, net
of related tax effects                          -    (116,955)
-------------------------------------------------------------
Pro forma net loss per common share    $(280,625)  $(532,222)
=============================================================

Earnings per share, basic and diluted:
  As reported                          $   (0.01)  $   (0.02)
=============================================================

   Pro forma                           $   (0.01)  $   (0.02)
=============================================================


INVENTORY

     Inventory  consisted  of  purchased  finished  clothing,  accessories   and
equipment and was recorded at the lower of cost (using the first-in, first out method) or market.

Note 2.  Business Condition

      As shown in the accompanying financial statements, the Company operated at a net loss of $280,625 and $415,267 during the three and six months ended June 30, 2003. The Company has had minimal revenue to date, but the opening of the restaurant/bar and putting green in July 2003 and the scheduled September opening of the pro-shop should generate profits. The Company may pursue debt or equity financing that will enable it to construct the putting operations discussed above in order to achieve profitability.

Note 3.  Capital Lease

      In April 2003, the Company entered into an equipment lease to finance various office and restaurant/bar equipment. The lease is for 36 months and the fair value of the leased equipment was $350,542. As part of this equipment lease, the Company entered into a guarantee agreement with ILX. ILX agreed to guarantee the equipment lease for a fee equal to 2% of the amount guaranteed. This guarantee fee is included in Other Assets and will be amortized over the life of the capital lease.

      In July 2003, the Company added additional equipment to the master lease discussed above. The additional equipment is also leased for 36 months and the fair value was $298,296. ILX also agreed to guarantee the equipment lease for a fee equal to 2% of the amount guaranteed.


Note 4.  Note Payable to Related Party

      On June 30, 2003 the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital. The note accrues interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004. The note is convertible into common stock at twenty cents ($0.20) per share. The balance on the note at June 30, 2003 is $1,656,308. An additional $455,054 has been advanced on the note since June 30, 2003.

      Convertible shares of 8,281,540 were excluded from the diluted loss per share calculation due to their effect being anti-dilutive.


Note 5.  Stock Options

      In March 2003, the Company issued options to purchase 500,000 shares of common stock at $0.20 per share for financing acquisition fees. These options were valued at $79,833 using the Black Scholes pricing model with the following assumptions: expected volatility 277.71%, risk free interest rate 2.51% and an expected life of 4.96 years. The $79,833 was included in long term assets and is being amortized over the life of the note payable to VCA-NV.

     In February 2003, the Company issued options to purchase 1,000,000 shares of common stock for $0.18 per share to an employee. The Company recorded no expense upon issuance due to the exercise price being at, or below, market value.

     Options to purchase 3,000,000 shares of common stock ranging from $0.125 to $0.20 were excluded from the diluted loss per share calculation due to their effect being anti-dilutive.

      In July 2003, the Company issued options to purchase $1,000,000 shares of common stock at $0.20 per share to an employee. The Company recorded no expense upon issuance due to the exercise price being at, or below, market value.

Note 6.  Asset Acquisition of The Greens of Las Vegas, Inc.

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

     The following table indicates the original cost of the assets and liabilities acquired, the adjustment required to arrive at fair value and the resulting fair value of the assets and liabilities:


                                                                  Fair
                                    Original Cost  Adjustment     Value
  -----------------------------------------------------------------------
  Deposits and other current assets    $  4,968   $      -      $  4,968

  Construction in progress              354,428    145,572       500,000

  Furniture and equipment                10,257          -        10,257

  Current liabilities                   232,407   (227,407)        5,000


     The fair value of the construction in progress asset was based on the review of a third party licensed contractor.

     The following unaudited pro forma financial statement data presents the results of operations of the Company for the three and six months ended June 30, 2002 as if the asset acquisition of GOLV had occurred at the beginning of that period. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                             For the Three and Six
                                                     Months
                                              Ended June 30, 2002
                                             --------------------
Net loss
                                             $(14,511)   $(28,762)
Basic loss per common share
                                                (0.00)      (0.00)
Diluted loss per common
share                                           (0.00)      (0.00)


Note 7.  Construction in Progress

      The construction in progress asset consists mainly of construction documents, architectural and engineering plans for the anticipated six 18-hole natural grass putting courses as well as the construction costs for the restaurant/bar. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world. The construction to date has consisted of planning for the golf course, the completion of the on-site offices, and the ongoing construction of the restaurant/bar and pro-shop in Las Vegas. The restaurant/bar and one putting course were opened in July 2003. The remaining golf course construction will commence once additional financing is obtained. The Company may phase construction and initially complete two to three of the six courses. The construction timetable for all six courses is approximately six months and is anticipated to cost $7.0 million.


PART II.

Item 2.  Management's Discussion and Analysis of Plan of Operation

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

     The Company had minimal revenue of $3,576 for the three and six months ended June 30, 2003. The revenue was derived from the sale of retail items.

      General and administrative expense was $426,800 and $630,803 for the three and six months ended June 30, 2003. The expenses include the daily operation expenses for the Greens of Las Vegas which are mainly rent, salaries and professional services.

      The Company began construction of the restaurant/bar and pro shop facility in March 2003 and commenced operations in July 2003. The Company also commenced operations of an 18-hole putting course in conjunction with the opening of the restaurant/bar. The pro shop is scheduled to open in September 2003.

      While all construction plans for the remaining putting facilities are complete, additional funds are required for the actual construction. The Company has not yet determined if these funds will be in the form of debt or additional equity. The Company may phase construction and initially develop two to three of the six putting courses.

Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Qsb such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     Part II
Item 1.Legal Proceedings

     The Company is not currently the subject of any pending or, to its knowledge, threatened legal claims.

Item 2.Changes in Securities and Use of Proceeds

         None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       On  Wednesday,  June  25,  2003 the Company held  it  Annual  Meeting  of
Shareholders.   At  this meeting, the Shareholders were asked  to  vote  on  the following proposal:

       To elect eight (8) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

       The voting results were as follows:

            Nominees recommended in the Proxy Statement:


                                                  Votes         Votes
                                   Votes For    Against      Withheld
                                  ----------    -------      --------
          Margaret M. Eardley     20,503,117       0           20,424
          Jon K. Haahr            20,514,668       0            8,873
          Ronald E. Heinhen       20,476,688       0           46,853
          Joseph P. Martori       20,503,062       0           20,479
          Robert A. Massi         20,503,438       0           20,103
          Patrick J. McGroder II  20,500,984       0           22,557
          Albert  B. Spector, Jr  20,503,379       0           20,162
          Richard B. Oesterle     20,503,438       0           20,103



        As a result of the vote, the following eight directors will serve until the next annual meeting or until his or her successor is elected and qualified:

        Jon K. Haahr, Ronald E. Heinen, Robert A. Massi, Patrick J. McGroder III and Albert B. Spector, Jr. Ms. Eardley and Mr. Martori resigned in June 2003. Connie S. Ross was elected Chairman.

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       Exhibit 10.16 - Secured Promissory Note and Pledge Agreement between Greens Worldwide Incorporated and VCA Nevada Incorporated

       Exhibit  31  -  CERTIFICATION PURSUANT TO 18  U.S.C.   1350,  AS  ADOPTED
       PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

       Exhibit  32  -  CERTIFICATION PURSUANT TO 18  U.S.C.   1350,  AS  ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                          GREENS WORLDWIDE INCORPORATED
                                  (Registrant)


                                                 /s/ Connie S. Ross
                                                 ------------------
                                                 Connie S. Ross
                                                 Chairman


                                                 /s/ Margaret M. Eardley
                                                 -----------------------
                                                 Acting Chief Financial Officer

Date:  As of August 8, 2003