Form 10QSB
period 2003-09-30
GREENS WORLDWIDE INC
filed 2003-11-19
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 20, 2003       Commission File Number 0-25025


                         GREENS WORLDWIDE INCORPORATED
            (Exact name of registrant as specified in its charter)


             ARIZONA                                  86-0718104
             -------                                  ----------
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

            Class                        Outstanding at September 30, 2003
            -----                        ---------------------------------
 Common Stock, without par value                   21,960,902 shares

                                    PART I

ITEM I.     FINANCIAL STATEMENTS





                         GREENS WORLDWIDE INCORPORATED
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                       SEPTEMBER 30   DECEMBER 31
                                                                          2003            2002
                                                                       -----------    -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $    25,143    $   270,248
  Accounts receivable                                                        1,615              -
  Inventories                                                              101,274              -
  Prepaid expenses and other current assets                                 32,134         46,188
                                                                       -----------    -----------
    TOTAL CURRENT ASSETS                                                   160,166        316,436
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT, NET                                              2,038,133         32,469
CONSTRUCTION IN PROGRESS                                                 1,231,257        883,031
OTHER ASSETS
  Deferred tax asset                                                             -        151,658
  Deposit - related party                                                   25,000         25,000
  Deferred loan costs                                                       85,608              -
                                                                       -----------    -----------
    TOTAL OTHER ASSETS                                                     110,608        176,658
                                                                       -----------    -----------

TOTAL ASSETS                                                           $ 3,540,164    $ 1,408,594
                                                                       ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                     $   284,846    $    91,927
  Accrued expenses                                                          32,832          7,673
  Capital leases - current portion (Note 3)                                208,573              -
  Notes payable - current portion                                            5,179              -
  Notes payable related party - current portion (Note 4)                    90,000              -
                                                                       -----------    -----------
    TOTAL CURRENT LIABILITIES                                              621,430         99,600
                                                                       -----------    -----------


LONG-TERM LIABILITIES
  Capital leases (Note 3)                                                  367,743              -
  Notes payable                                                             15,905              -
  Notes payable - related party (Note 4)                                 2,603,731              -
                                                                       -----------    -----------
    TOTAL LONG-TERM LIABILITIES                                          2,987,379              -
                                                                       -----------    -----------

    TOTAL LIABILITIES                                                    3,608,809         99,600
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $10  per share;
    5,000,000 shares authorized; none issued                                     -              -
  Common stock, no par value; 50,000,000 shares
    authorized; 21,960,902 shares
    issued and outstanding                                               2,625,008      2,625,008
  Additional paid-in capital                                             2,762,942      2,664,358
  Deficit accumulated prior to the development stage                    (3,635,513)    (3,635,513)
  Accumulated deficit during the development stage                      (1,821,082)      (344,859)
                                                                       -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (68,645)     1,308,994
                                                                       -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 3,540,164    $ 1,408,594
                                                                       ===========    ===========

                 See notes to condensed financial statements.

                         GREENS WORLDWIDE INCORPORATED
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                            For the Period From
                                                                                                              January 2, 2002
                                                                                                                  (Date of
                                                                   Three Months               Nine Months       Reorganization)
                                                                 Ended September 30,       Ended September 30,       through
                                                             -------------------------   -----------------------  September 30,
                                                                 2003          2002          2003        2002         2003
                                                             -----------   -----------   -----------   ---------   -----------


REVENUES                                                     $    47,598   $         -   $    51,174   $       -   $    51,174

COST OF REVENUES                                                  55,903             -        68,468           -        68,468
                                                             -----------   -----------   -----------   ---------   -----------
GROSS LOSS                                                       (8,305)             -       (17,294)          -       (17,294)

GENERAL AND ADMINISTRATIVE EXPENSES                              395,905       204,867       976,562     208,096     1,473,079
SALES AND MARKETING EXPENSES                                     142,792             -       173,937           -       173,937
INTEREST EXPENSE                                                  80,303             -        83,346           -        83,346
DEPRECIATION AND AMORTIZATION                                     68,065             -        73,426           -        73,426
                                                             -----------   -----------   -----------   ---------   -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             (695,370)     (204,867)   (1,324,565)   (208,096)   (1,821,082)

INCOME TAX (EXPENSE)/BENEFIT                                    (365,584)       81,947      (151,658)      81,947            -
                                                             -----------   -----------   -----------   ---------   -----------

LOSS FROM CONTINUING OPERATIONS                               (1,060,954)     (122,920)   (1,476,223)    (126,149)  (1,821,082)

DISCONTINUED OPERATIONS
  Gain on disposal of discontinued operations,
   net of $0 tax effect                                                -             -             -       48,830            -
                                                             -----------   -----------   -----------   ---------   -----------

INCOME FROM DISCONTINUED OPERATIONS                                    -             -             -       48,830            -

NET LOSS                                                     $(1,060,954)  $  (122,920)  $(1,476,223)  $  (77,319) $(1,821,082)
                                                             ===========   ===========   ===========   ==========  ===========

BASIC AND DILUTED INCOME/(LOSS) PER SHARE
CONTINUING OPERATIONS                                        $     (0.05)  $     (0.01)  $     (0.07)  $    (0.01)
DISCONTINUED OPERATIONS                                      $         -   $         -   $         -   $     0.01
                                                             -----------   -----------   -----------   ---------


BASIC AND DILUTED LOSS PER SHARE                             $     (0.05)  $     (0.01)  $     (0.07)  $    (0.01)
                                                             ===========   ===========   ===========   ==========
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING                                                   21,960,902    15,193,511    21,960,902    8,939,657
                                                             ===========   ===========   ===========   ==========


                 See notes to condensed financial statements.

                         GREENS WORLDWIDE INCORPORATED
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         For the Period From
                                                                                           January 2, 2002
                                                                                              (Date of
                                                                       Nine Months         Reorganization)
                                                                   Ended September 30,         through
                                                                 -------------------------   September 30,
                                                                     2003        2002            2003
                                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $(1,476,223)  $   (77,319)  $(1,821,082)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                      73,426           982        75,040
   Stock options issued for compensation and services                      -       118,628       118,628
   Beneficial conversion from shareholder notes payable               18,751             -        18,751
   Income tax (benefit)/expense                                      151,658       (81,947)            -
   Gain on disposition of assets                                           -       (48,830)            -
   Change in operating assets and liabilities:
   Accounts receivable                                                (1,615)            -        (1,615)
   Inventories                                                      (101,274)            -      (101,274)
   Prepaid expenses and other current assets                              71       (32,348)      (41,149)
   Accounts payable                                                  192,919        44,519       279,846
   Accrued expenses                                                   25,159         5,819        32,832
                                                                 -----------   -----------   -----------
 NET CASH FROM OPERATING ACTIVITIES                               (1,117,128)      (70,496)   (1,440,023)
                                                                 -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                (348,226)       (4,157)     (372,052)
 Purchases of construction in progress                            (2,070,882)      (98,874)   (2,453,913)
 Payment for deposit                                                       -             -       (25,000)
                                                                 -----------   -----------   -----------
 NET CASH FROM INVESTING ACTIVITIES                               (2,419,108)     (103,031)   (2,850,965)
                                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                    -     1,025,000     1,025,000
 Proceeds from notes payable and capital lease                       653,659             -       653,659
 Proceeds from notes payable shareholder                           2,693,731             -     2,693,731
 Principal payments on debt                                          (56,259)      (30,949)      (56,259)
                                                                 -----------   -----------   -----------
 NET CASH FROM FINANCING ACTIVITIES                                3,291,131       994,051     4,316,131
                                                                 -----------   -----------   -----------

  NET INCREASE (DECREASE) IN CASH                                   (245,105)      820,524        25,143

  CASH AT BEGINNING OF PERIOD                                        270,248        30,949             -
                                                                 -----------   -----------   -----------

  CASH AT END OF PERIOD                                          $    25,143   $   851,473   $    25,143
                                                                 ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:

 Assets acquired as part of Asset Purchase Agreement for
 8,000,000 shares of common stock and assumption of
 $5,000 of liabilities                                           $         -   $   510,225

 Issuance of options for loan costs                                   79,833             -



                 See notes to condensed financial statements.

                         GREENS WORLDWIDE INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)





NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

      In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA Nevada Incorporated ("VCA-NV"), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land. The Company planned to develop the property, located one mile from the Southern part of the Las Vegas Strip. The facility included a sports themed restaurant and bar, one 18-hole putting course and a pro shop. The Company ultimately planned to develop approximately six 18-hole natural grass-putting courses. Four of the putting courses would use 24 full-sized championship putting greens, each inspired by famous greens known around the world. On July 1, 2003 the Company entered into a sub-sublease agreement with Premiere Development Incorporated ("PDI"), an Arizona corporation and subsidiary of ILX, for 8,000 square feet of the existing building in Las Vegas, Nevada which houses the sports themed restaurant and bar. Under the sub-sublease, PDI operated the restaurant/ bar and would remit a portion of the net operating cash flow to the Company as rent.

                         GREENS WORLDWIDE INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



      The Company is a development stage company and to date its activities have included the construction of its corporate offices, restaurant/bar and pro-shop facility, completion of construction documents, engagement of a construction management company, application of appropriate permits and compilation of its marketing plan. The Company began operating the one 18-hole putting course in July and the pro shop in September. The sports-themed restaurant and bar, the 18-hole putting course and the pro shop all discontinued operations on October 31, 2003. There was no positive net operating cash flow for the restaurant/bar in July through its closing in October 2003, therefore the Company received no rental revenue under the sub-sublease. In addition, the sublease agreement with VCA-NV was terminated due to non-payment of rent. The Company will now evaluate other business opportunities, including its original intent to develop all six 18-hole natural grass putting courses.


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

      No compensation cost has been recognized in the accompanying financial statements for stock granted to employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002.



                                                                   For the Three Months             For the Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                                    2003             2002            2003           2002
                                                                ------------      -----------    ------------    -----------
Net loss, as reported                                           $ (1,060,954)     $  (122,920)   $ (1,476,223)   $   (77,319)

Deduct:  Total stock-based employee compensation expense            (225,991)         (14,598)       (342,946)       (14,598)
  determined under fair value based method for all awards       ------------      -----------    ------------    -----------
Pro forma net loss per common share                             $ (1,286,945)     $  (137,518)   $ (1,819,169)       (91,917)
                                                                ============      ===========    ============    ===========
Earnings per share, basic and diluted:

  As reported                                                   $      (0.05)     $     (0.01)   $      (0.07)   $     (0.01)
                                                                ============      ===========    ============    ===========

   Pro forma                                                    $      (0.06)     $     (0.01)   $      (0.08)   $     (0.01)
                                                                ============      ===========    ============    ===========

..
INVENTORY

      Inventory consisted of purchased finished clothing, accessories and equipment and was recorded at the lower of cost (using the first-in, first out method) or market.

                         GREENS WORLDWIDE INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2.  BUSINESS CONDITION

      As shown in the accompanying financial statements, the Company operated at a net loss of $1,060,954 and $1,476,223 during the three and nine months ended September 30, 2003. The Company evaluated its assets for impairment at September 30, 2003. The deferred tax asset of $365,584 was written off as a result of this evaluation. The promissory note with VCA-NV (see Note 4) is secured by a Pledge Agreement of all of the Company's assets. Assets may be transferred to VCA-NV and the balance on the promissory note will be reduced by the carrying value of such transferred assets. At September 30, 2003 the value of the assets securing the note payable approximates the balance of the note payable to VCA-NV. The Company will perform another evaluation of its assets at December 31, 2003.

NOTE 3.  CAPITAL LEASE

      In April 2003, the Company entered into an equipment lease to finance various office and restaurant/bar equipment. The lease is for 36 months and the fair value of the leased equipment was $350,542. In July 2003, the Company added additional equipment to the master lease. The additional equipment is also leased for 36 months and the fair value was $298,296. As part of the equipment leases, the Company entered into a guarantee agreement with ILX. ILX agreed to guarantee the equipment leases for a fee equal to 2% of the amount guaranteed. This guarantee fee is included in Other Assets and was amortized over the life of the capital lease. In November 2003 the Company will transfer the assets underlying the lease to ILX and ILX will assume payments of those leases.

NOTE 4.  NOTE PAYABLE TO RELATED PARTY

      On June 30, 2003 the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital. The note accrues interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004. The note is convertible into common stock at twenty cents ($0.20) per share. One of the advances made during the quarter was made on a day when the market price of the stock was higher than the conversion price stipulated in the note and therefore triggered a beneficial conversion of $18,751. This entry was recorded as interest expense and additional paid in capital. The balance on the note at September 30, 2003 is $2,693,731. An additional $55,042 has been advanced on the note since September 30, 2003. The note has a Pledge Agreement that secures all of the Company's assets in the event of default. GWWI ceased its putting course and pro shop operations on October 31, 2003 and VCA-NV may enforce the pledge agreement in order to obtain reimbursement on the note.

NOTE 5.  STOCK OPTIONS

      In March 2003, the Company issued options to purchase 500,000 shares of common stock at $0.20 per share for financing acquisition fees. These options were valued at $79,833 using the Black Scholes pricing model with the following assumptions: expected volatility 277.71%, risk free interest rate 2.51% and an expected life of 4.96 years. The $79,833 was included in long-term assets and is being amortized over the life of the note payable to VCA-NV.

                         GREENS WORLDWIDE INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



      During 2003, the Company issued options to purchase 2,000,000 shares of common stock at exercise prices ranging from $0.18 to $0.20 per share to employees. The Company recorded no expense upon issuance due to the exercise price being at, or below, market value. These shares had a weighted average fair value of $0.17. This fair value was computed using the Black Scholes pricing model with the following weighted average assumptions: risk free interest rate of 2.0%, dividend yield of 0.0%, volatility of 285%, and estimated life of 2.7 years.

      Options to purchase 4,000,000 shares of common stock ranging from $0.125 to $0.20 were excluded from the diluted loss per share calculation due to their effect being anti-dilutive.

                         GREENS WORLDWIDE INCORPORATED



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

      The Company had revenue of $47,598 and $51,174 for the three and nine months ended September 30, 2003. The revenue was derived from the operation of the 18-hole putting green and the sale of retail items in the pro-shop. Both operations were closed on October 31, 2003 and all employees but the Company's President were terminated. The President will seek other business opportunities over the coming months.

      The Company's assets are subject to a Pledge Agreement in favor of VCA-NV to secure the payment of the promissory note (see Note 4). VCA-NV may exercise its right under the Pledge Agreement in order to recover payment on the note.

      The Company is currently evaluating possible business options.

      General and administrative expense was $395,905 and $976,562 for the three and nine months ended September 30, 2003. The expenses included the daily operation expenses for the Greens of Las Vegas which were mainly rent, salaries and professional services.

      Sales and marketing  expense  was $142,792 and $173,937 for the three and
nine months ended September 30, 2003.   The expense was to advertise and market
the putting greens and the pro-shop to individuals and groups.

      Interest expense for the three and nine months ended September 30, 2003 was $80,303 and $83,346 respectively. The interest expense was mainly for the line of credit with VCA-NV.

                         GREENS WORLDWIDE INCORPORATED



      Depreciation and amortization expense was $68,065 and $73,426 for the three and nine months ended September 30, 2003 which was mainly depreciation on leasehold improvements made for the restaurant and bar.


ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

      In October  2003  the  Company received a complaint filed by Stars of Las
Vegas, LLC demanding payment for  GOLV  liabilities.   The Company responded to
this complaint on November 13, 2003.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31 - CERTIFICATION PURSUANT TO 18 U.S.C. {section} 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

         Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. {section} 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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


Date:  As of November 17, 2003