Form 10KSB
period 2003-12-31
GREENS WORLDWIDE INC
filed 2004-04-08
CIK 1072971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For The fiscal year ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934.

    For the transition period from __________ to __________

Commission File Number 0-25025

GREENS WORLDWIDE INCORPORATED

ARIZONA (State or other jurisdiction of incorporation or organization)	86-0718104 (IRS Employer Identification Number)

2111 E. Highland Avenue Suite 210, Phoenix, Arizona 85016

Registrant's telephone number, including area code 602-957-2777

Securities registered pursuant to section 12 (b) of the act: None

Securities registered pursuant to section 12 (g) of the act:

Title of Class ----------------- Common Stock, without par value	Name of each exchange on which registered ---------------------- None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Title of Class --------------------------------- Common Stock, without par value	Outstanding at March 26, 2004 ---------------------- 21,960,902 shares

At March 26, 2004, the aggregate market value of Registrant’s common shares held by non-affiliates based upon the closing price at such date was approximately $0.1 million.

#

GREENS WORLDWIDE INCORPORATED

2003 Form 10-KSB Annual Report

Table Of Contents

PART I

3

Item 1 and 2 Business and Properties

3

Item 3. Legal Proceedings

4

PART II

5

Item 5.  Market Fro Registrant’s Common Equity and Related Stockholder Matters

5

Item 6.  Management’s Discussion and Analysis or Plan of Operations

5

Item 7.  Financial Statements

6

Item 8A.  Controls and Procedures

6

Item 9.  Directors, Executive Officers, Promoters and Control Persons

7

Item 10.  Executive Compensation

8

Item 11.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

8

Item 12.  Certain Relationships and Related Transactions

9

Item 13.  Exhibits and Reports on Form 8-K

10

Item 14.  Principal Accountant Fees and Services

11

#

PART I

This Form 10-KSB contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Item 1 and 2 Business and Properties

The Company

Greens Worldwide Incorporated (formerly Sedona Worldwide Incorporated), an Arizona corporation (or the “Company”), was incorporated in 1992 under the name Red Rock Collection Incorporated.  The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation (“ILX”) until December 31, 1999, when ILX effected a distribution of all of the shares of the Company’s Common Stock to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the “Spin-Off”).  As a result of the Spin-Off, ILX’s shareholders became owners of, in the aggregate, 80% of the Company’s outstanding capital stock.  ILX registered the Company’s Common Stock pursuant to a Registration Statement on Form 10-SB on a voluntary basis, in order to effect the Spin-Off without the need to register the distribution of the Company’s Common Stock to ILX’s shareholders under the Securities Act of 1933, as amended (the “Securities Act”).  In January 2000, ILX distributed an Information Statement, which contains substantially the same kind of information as is typically found in a Proxy Statement, to ILX shareholders.  The Information Statement disclosed certain material information about the Company and the shares of Common Stock to be distributed to ILX shareholders in the Spin-Off.  On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that is a reverse acquisition.  On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a “shell company” available for the reorganization discussed above.

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby the Company acquired all of the assets of GOLV, valued at $510,225, and in return issued 8,000,000 shares of common stock.  The assets purchased included all plans, designs, concepts and any and all proprietary rights for utilization in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 shares of the Company at $0.125 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA Nevada Incorporated (“VCA-NV”), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land.  The Company planned to develop the property, located one mile from the Southern part of the Las Vegas Strip.  The facility included a sports themed restaurant and bar, one 18-hole putting course and a pro shop.  The Company ultimately planned to develop approximately six 18-hole natural grass-putting courses.  Four of the putting courses would use 24 full-sized championship putting greens, each inspired by famous greens known around the world.  On July 1, 2003 the Company entered into a sub-sublease agreement with Premiere Development Incorporated (“PDI”), an Arizona corporation and subsidiary of ILX, for 8,000 square feet of the existing building in Las Vegas, Nevada which houses the sports themed restaurant and bar.  Under the sub-sublease, PDI operated the restaurant/bar and would remit a portion of the net operating cash flow to the Company as rent.

#

The Company is a development stage company and to date its activities have included the construction of its corporate offices, restaurant/bar and pro-shop facility, completion of construction documents, engagement of a construction management company, application of appropriate permits and compilation of its marketing plan.  The Company began operating the one 18-hole putting course in July and the pro shop in September.  The sports-themed restaurant and bar, the 18-hole putting course and the pro shop all discontinued operations on October 31, 2003.  There was no positive net operating cash flow for the restaurant/bar in July through its closing in October 2003, therefore, the Company received no rental revenue under the sub-sublease.  In addition, the sublease agreement with VCA-NV was terminated due to non-payment of rent.

The Company has evaluated other business opportunities, including the development of the putting greens and concluded that there was not a viable market.  The Company therefore determined that the construction documents were impaired and recorded a $1.3 million impairment.  In addition, ILX exercised its rights under the Pledge Agreement and assumed all of the Company’s assets in partial repayment of the note.  The Company currently believes its best use is to sell the shell to a company desiring to become public.

Employees

As of December 31, 2003, the Company had no employees.

Property

The Company subleased from VCA-NV, 23 acres of a 44-acre parcel of land, as well as a portion of an existing building, located one mile from the Southern part of the Las Vegas Strip. The Company intended to develop the 23 acres for its putting facility and utilize its portion of the building for the restaurant, pro-shop and corporate headquarters.  The sublease was terminated, in conjunction with the closing, due to non-payment of rent.

The Company also assumed a lease from GOLV for another office facility in Las Vegas, Nevada. The space is approximately 1,600 square feet and, is leased through May 2004.  This space was subleased in 2003 for the remainder of the lease.

Item 3. Legal Proceedings

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for GOLV liabilities of $90,000 plus interest.  The Company responded to the claim in November 2003.   The case is still in the discovery phase and no amount has been accrued for the claim.  The Company intends to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

None

#

PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, which is traded on the NASDAQ Bulletin Board under the symbol GWWI. At December 31, 2003 the Common Stock was held by approximately 449 holders of record. The Company has declared no dividends and none are anticipated in the foreseeable future.

Year Ended December 31, 2003	Common Stock
	High	Low
First Quarter	$0.24	$0.13
Second Quarter	0.45	0.09
Third Quarter	0.35	0.15
Fourth Quarter	0.19	0.01

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-KSB, the words “estimate,” “projection,” “intend,” “anticipates” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial uncertainty.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Plan of Operation

On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that would be accounted for as a reverse acquisition.  On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a “shell company” available for the reorganization discussed above.

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby the Company acquired all of the assets of GOLV and in return issued 8,000,000 shares of common stock.  The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 million shares of the Company at $0.125 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.  The options was terminated in 2003.

In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA-NV, a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land.  The Company planned to develop the property, located one mile from the Southern part of the Las Vegas Strip.  The facility included a sports themed restaurant and bar, one 18-hole putting course and a pro shop.  The Company ultimately planned to develop approximately six 18-hole natural grass-putting courses.  Four of the putting courses would use 24 full-sized championship putting greens, each inspired by famous greens known around the world.  On July 1, 2003 the Company entered into a sub-sublease agreement with Premiere Development Incorporated (“PDI”), an Arizona corporation and subsidiary of ILX, for 8,000 square feet of the existing building in Las Vegas, Nevada which housed the sports themed restaurant and bar.  Under the sub-sublease, PDI operated the restaurant/bar and would remit a portion of the net operating cash flow to the Company as rent.

#

The Company began operating the one-18-hole putting course in July and the pro shop in September.  The sports-themed restaurant and bar, the 18-hole putting course and the pro shop all discontinued operations on October 31, 2003.  There was no positive net operating cash flow for the restaurant/bar in July through its closing in October 2003, therefore, the Company received no rental revenue under the sub-sublease.  In addition, the sublease agreement with VCA-NV was terminated due to non-payment of rent.

The Company met with several parties interested in the GWWI concept and plans during the fourth quarter.  Ultimately, the parties decided not to move forward.  The Company recorded a complete impairment of its Construction In Progress asset.

In November 2003, all assets underlying the two capital leases were transferred to ILX and ILX assumed payment of those leases.  VCA-NV enforced its Pledge Agreement and assumed all other assets of the Company in partial satisfaction of amounts owed under the Promissory Note.  The Company will attempt to sell the public shell of the Company in the coming year.

Item 7.  Financial Statements

See information set forth on Index to Financial Statements appearing on page F-1 of this Report on Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

#

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Certain information concerning the officers and directors as of February 29, 2004 is set forth below.

Name	Age	Director Since	Officer Since
Margaret M. Eardley	35	N/A	2002
Jon K. Haahr	50	2002	N/A
Ronald E. Heinen	33	2002	N/A
Robert A. Massi	52	2002	N/A
Patrick J. McGroder III	58	2002	N/A
Albert B. Spector, Jr.	57	2002	N/A
Richard B. Oesterle	54	2003	N/A
Connie S. Ross	56	2003	2003

Margaret M. Eardley has served as Acting Chief Financial Officer since August 2002.  Ms. Eardley is also Executive Vice President and Chief Financial Officer of ILX Resorts Incorporated since October 2001 and from March 2000 to July 2000.  Ms. Eardley was Vice President, Chief Financial Officer and Chief Operating Officer of Republic Western Insurance Company from August 2000 to 2001.  Ms. Eardley served as Vice President and Chief Financial Officer of First American Health Concepts, Inc. from 1998 to 2000 and Vice President of Finance for Cedar Hill Assurance Company from 1997 to 1998.  Ms. Eardley received a B.S. degree in Finance from Arizona State University and an M.B.A. from the University of Phoenix.

Jon K. Haahr has served as director of the Company since November 2002.  Mr. Haahr is the Managing Principal and Head of Silver Portal Capital’s Investment Banking group since 2001.  Prior thereto, Mr. Haahr was Co-Head and Managing Director of Real Estate Investment Banking for First Union Securities from 1999 to 2000.  Mr. Haahr founded and ran the Real Estate Lodging and Leisure Group at EVEREN Securities from 1991 to 1998.  Mr. Haahr is a Certified Public Accountant.  Mr. Haahr received a Bachelor’s degree in Economics from Iowa State University and an M.B.A. in Finance from the University of Iowa.

Ronald E. Heinen has served as director of the Company since November 2002 and also served as Executive Vice President from August 2002 until October 2003.  Mr. Heinen co-founded The GOLV concept in May 1996 and has served as Chairman of the Board and Chief Executive Officer of Greens of Las Vegas, Inc. since July 1999.  GOLV currently owns 36.4% of the Company.  Prior thereto, Mr. Heinen was Tournament Director for the Fila World Golf Tour from 1998 to 1999.  Mr. Heinen played professional golf throughout the United States and Canada from 1992 to 1998.  Mr. Heinen received a B.S. Degree in Recreational Management Administration from Brigham Young University.

Robert A. Massi has served as director of the Company since November 2002.  Mr. Massi has been engaged in the private practice of law since 1980 with the Nevada law firm of Robert A. Massi & Associates.  Mr. Massi has also served as a National Legal Correspondent on Fox News Channel since 1997.  Mr. Massi received a B.S. degree from Mount Saint Mary’s College and a J.D. degree from St. Mary’s University School of Law.

#

Patrick J. McGroder III has served as director of the Company since November 2002.  Mr. McGroder served as Chairman of the Board of Sedona Worldwide Incorporated from 1998 to December 2001.  Mr. McGroder has been a trial lawyer engaged in the practice of law since 1970, currently with the law firm of Gallagher & Kennedy, P.A.  Prior thereto, Mr. McGroder served as a member of the law firm of Goldstein & McGroder, Ltd. of Phoenix, Arizona (which he co-founded) from 1990 through 2001.  Mr. McGroder received a B.A. degree from the University of Notre Dame and a J.D. degree from the University of Arizona School of Law.  Mr. McGroder also serves as a director of ILX since June 1997.

Albert B. Spector, Jr. has served as a director of the Company since November 2002.  Mr. Spector has been engaged in the private practice of law since 1971 with the Phoenix law firm of Spector Law Offices, P.C.  Mr. Spector specializes in real estate transactions and construction litigation.  Mr. Spector has also developed approximately $800 million of real estate over the past twenty years including Scottsdale Princess Resort, Crown Court Apartments, Scottsdale Place Garden Office Complex, Canyon Portal Retail and Shops and Amara Resort.  Mr. Spector is an Executive Manager as well of G.I. Sedona and Sedona Culinary. Mr. Spector received a B.A., M.B.A. and J.D. degree from Stanford University.

Richard B. Oesterle has served as Director of the Company since January 2003 and was President from January 2003 through August 2003.  Mr. Oesterle served in various roles for the City of Tempe, Arizona from 1985 to 2002, with the most recent as Finance Director from 1996 to 2002, where he spearheaded large capital improvement and bond financing programs. He is a graduate of the University of Arizona and received a Masters in Organizational Management from the University of Phoenix.

Connie S. Ross has served as Chairman and President since June 2003.  Ms. Ross also serves as Executive Vice President Corporate Development/Office of the Chairman of ILX.  From May 1993-May 2003, Ms. Ross was Executive director of Corporate Advertising and Publicity for Imperial Palace properties, including hotels/casinos in Las Vegas, NV, and Biloxi, MS, and the Las Vegas Motor Speedway until 1996.  Ms. Ross received a B.A. degree in English from Washburn University of Topeka, Kansas.  She also attended William Allen White School of Journalism at the University of Kansas.

The Board of Directors met two times during the fiscal year ended on December 31, 2003.  The Board of Directors maintains an audit committee (“Audit Committee”).  The Audit Committee, which consists of Messrs. McGroder, Massi and Spector met four times in 2003.

Item 10.  Executive Compensation

None of the above named officers received compensation in excess of $100,000 in all capacities in which they served in 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 29, 2004, certain information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to have beneficial ownership of 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (hereinafter defined) and (iv) all executive officers and directors as a group.

#

Name and Address of

Number of

Percentage

Beneficial Owner (+)

Shares (l)

of Class

Ronald E. Heinen

8,000,000 (2)

36.4%

Jon K. Haahr

3,573

*

Robert A. Massi

200,000

*

Patrick J. McGroder III

345,486 (3)

1.6%

Albert B. Spector, Jr.

0

*

Richard B. Oesterle

0

*

Connie S. Ross

1,000,000 (4)

4.4%

Margaret M. Eardley

0

*

ILX Resorts Incorporated Profit Sharing Plan

8,027,355

36.6%

Greens of Las Vegas, Inc.

8,000,000

36.4%

All Directors and Officers as a Group (10 persons)

8,549,059(5)

38.9%

* Less than 1%.

(+)

Unless otherwise indicated, each holder has the address: c/o Greens Worldwide Incorporated, 2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016.

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above.  However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or of All Directors and Officers as a Group.

 (2)

Includes 8,000,000 shares owned by Greens of Las Vegas, Inc. (“GOLV”), a company in which Mr. Heinen is Chairman and owner of 40% of the voting capital stock.

(3)

Includes 5,524 shares held in various trusts and individual retirement accounts for family members, 336,767 shares held by various limited partnerships and corporations, 313,712 of which were acquired on 7/15/02 from Martori Enterprises Incorporated at a purchase price of $0.08 per share and 3,195 shares held directly.

(4)

Includes 1,000,000 shares issuable by the Company pursuant to options at $0.20 per share (price shall increase at 10% per annum until exercise).

(5)

Includes options to purchase 1,000,000 shares from the Company.

Item 12.  Certain Relationships and Related Transactions

The following is a summary of transactions to which the Company or its subsidiaries is a party in which the amount involved since January 1, 2002 exceeded $60,000 and in which officers, directors, nominees and/or greater than 5% beneficial owners of the Company’s Common Stock (or any immediate family members of the foregoing) had, or will have, a direct or indirect material interest.

#

In August 2002, the Company entered into an Asset Purchase Agreement with GOLV whereby the Company acquired all of the assets of GOLV, valued at $510,225 and in return issued 8,000,000 shares of common stock.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding (incorporated herein by reference) that provided for ILX to purchase 8,000,000 shares of the Company at $0.125 per share.  In addition, Mr. Heinen was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

In August 2002, the Company entered into a sublease agreement with VCA-Nevada Incorporated (“VCA-NV”), a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land, as well as a portion of an existing building in Las Vegas, Nevada.  In accordance with the lease, the Company paid a deposit of $25,000.  The monthly rent for the land and the building was approximately $31,800.  The lease was terminated in October 31, 2003 for non-payment of rent.

In April 2003, the Company entered into an equipment lease to finance various office and restaurant/bar equipment.  The lease was for 36 months and the fair value of the leased equipment was $350,542.  In July 2003, the Company added additional equipment to the master lease.  The additional equipment was also leased for 36 months and the fair value was $298,296.  As part of the equipment leases, the Company entered into a guarantee agreement with ILX.  In November 2003 the Company transferred the assets underlying the lease to ILX and ILX assumed payments of those leases.

In June 2003 the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  One of the advances made during the year was made on a day when the market price of the stock was higher than the conversion price stipulated in the note and therefore triggered a beneficial conversion of $18,751.  This entry was recorded as interest expense and additional paid in capital.  The note had a Pledge Agreement that secured all of the Company’s assets in the event of default.  VCA-NV exercised its rights under the Pledge Agreement and assumed assets of $477,745 for partial satisfaction of the note.  The Company is in default under the terms of the note.

The above-described transactions are believed to be on terms no less favorable to the Company than those available in arms’ length transactions with unaffiliated third parties.  Each transaction has been approved by independent directors of the Company who are not parties to the transaction.

Item 13. Exhibits and Reports on Form 8-K

a) (1)

Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell,

a professional corporation

(ii)

Financial Statements and

Pages F-3 through F-14

Notes to Statements of

the Registrant, including

Balance Sheets as of December 31,

2003 and 2002, Statements of Operations,

Shareholders’ Equity and Cash

Flows for the years ended December 31, 2003 and

2002 and for the Period Ended January 2, 2002 (Date

of Reorganization) through December 31, 2003

#

(a) (2)

Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)

Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

(b)

Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

At the determination of the Audit Committee, the accounting firm of Hansen, Barnett & Maxwell, a professional corporation, was engaged as the Company’s principal accountants for the year ended December 31, 2003.  Hansen, Barnett & Maxwell also served as the Company’s principal accountants for the fiscal years ended December 31, 1999 through 2002.  The Board of Directors has not yet selected independent accountants for the fiscal year ending December 31, 2004.

Audit Fees

Fees for the fiscal year 2003, audit and the review of Forms 10-QSB are approximately $11,000; $6,000 of which has been billed.

Financial Information Systems Design and Implementation Fees

There were no fees billed for Financial Information Systems Design and Implementation Fees.

All Other Fees

Aggregate Fees contracted for all other services rendered by Hansen, Barnett & Maxwell for the year ended December 31, 2003 are $1,000 and consist mainly of fees related to the preparation of federal and state income tax returns.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2004.

Greens Worldwide Incorporated

an Arizona corporation

(Registrant)

By: /s/ Connie S. Ross

      Connie S. Ross

      President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Title

 Date

/s/ Connie S. Ross

President and Chairman                  April 6, 2004

Connie S. Ross

(principal executive officer)

/s/ Richard B. Oesterle

Director                                           April 6, 2004

Richard B. Oesterle

/s/ Margaret M. Eardley

Acting Chief Financial Officer       April 6, 2004

Margaret M. Eardley

(principal financial officer)

/s/ Jon K. Haahr

Director                                           April 6, 2004

Jon K. Haahr

/s/ Ronald E. Heinen

Director                                           April 6, 2004

Ronald E. Heinen

/s/ Robert A. Massi

Director                                           April 6, 2004

Robert A. Massi

/s/ Patrick J. McGroder III

Director                                           April 6, 2004

Patrick J. McGroder III

/s/ Albert B. Spector, Jr.

Director                                           April 6, 2004

Albert B. Spector, Jr.

#

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

F-2

Financial Statements:

Balance Sheets at December 31, 2003 and 2002

F-3

Statements of Operations for the years ended December 31,

 2003, 2002 and for the Period January 2, 2002 (Date of Reorganization) through

 December 31, 2003

F-4

Statements of Stockholders' Equity (Deficit)

 For the Year Ended December 31, 2003 and for the Period Ended January 2, 2002

 (Date of Reorganization) through December 31, 2003

F-5

Statements of Cash Flows for the years ended December 31,

 2003 and 2002 and for the Period from January 2, 2002 (Date of Reorganization)

 through December 31, 2003

F-6

Notes to Financial Statements

F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders of Greens Worldwide Incorporated

We have audited the accompanying balance sheets of Greens Worldwide Incorporated, a development stage company, as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 2, 2002 (date of reorganization) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greens Worldwide Incorporated at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from January 2, 2002 (date of reorganization) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, on October 31, 2003, the Company has ceased all operations.  In addition, the Company had a related party note payable balance of $2,517,463 as of December 31, 2003.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 19, 2004

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	December 31	December 31
ASSETS	2003	2002
Current Assets
Cash and cash equivalents	$ -	$ 270,248
Prepaid expenses and other current assets	-	46,188

Total Current Assets	-	316,436

Long Term Assets
Property and equipment, net	-	32,469
Construction in progress	-	883,031
Deferred tax asset	-	151,658
Deposit - related party	-	25,000

Total Long Term Assets	-	1,092,158

Total Assets	$ -	$ 1,408,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 168,841	$ 99,600
Notes payable related party - current portion	2,517,463	-

Total Current Liabilities	2,686,304	99,600

Stockholders' Equity (Deficit)
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 21,960,902 shares issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,664,358
Accumulated deficit prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,438,741)	(344,859)

Total Stockholders' Equity (Deficit)	(2,686,304)	1,308,994

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 1,408,594

See notes to accompanying financial statements.

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			from January 2, 2002
			(date of Reorganization)
	Year Ended December 31,		through December 31,
	2003	2002	2003

Revenues	$ 105,935	$ -	$ 105,935

Cost of Revenues	91,056	-	91,056

Gross Margin	14,879	-	14,879

Operating Expenses
General, administrative, and selling expenses	1,465,357	496,517	1,961,874
Interest expense	152,657	-	152,657
Depreciation	113,033	-	113,033
Impairment of long-term assets	2,226,056	-	2,226,056

Total Operating Expenses	3,957,103	496,517	4,453,620

Loss from Continuing Operations before Income Taxes	(3,942,224)	(496,517)	(4,438,741)

Income Tax Benefit (Expense)	(151,658)	151,658	-

Loss From Continuing Operations	(4,093,882)	(344,859)	(4,438,741)

Gain on disposal of discontinued operations, net of $0 tax effect	-	48,830	-

Net Loss	$ (4,093,882)	$ (296,029)	$ (4,438,741)

Weighted Average Shares of Common Stock
Outstanding	21,960,902	12,177,340

Basic and Diluted Loss Per Share Continuing Operations	$ (0.19)	$ (0.03)

Basic and Diluted Income Per Share -
Discontinued Operations	-	0.01

Basic and Diluted Loss Per Share	$ (0.19)	$ (0.02)

See notes to accompanying financial statements.

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated	Accumulated
			Additional	Deficit Prior to	Deficit During the	Total
	Common Stock		Paid-In	Development	Development	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity/(Deficit)

BALANCE, December 31, 2001	5,760,902	$ 1,089,783	$ 2,545,730	$ (3,684,343)	$ -	$ (48,830)

Gain on disposal of discontinued
operations	-	-	-	48,830	-	48,830

BALANCE, January 2, 2002
(Date of Reorganization)	5,760,902	1,089,783	2,545,730	(3,635,513)	-	-

Shares issued for cash, August 2002,
$0.125 per share	8,000,000	1,000,000	-	-	-	1,000,000
Shares issued in exchange for assets,
August 2002, $0.06 per share	8,000,000	510,225	-	-	-	510,225
Options issued for outside services,
August 2002	-	-	118,628	-	-	118,628
Shares issued for cash, September
2002, $0.125 per share	200,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(344,859)	(344,859)

BALANCE, December 31, 2002	21,960,902	2,625,008	2,664,358	(3,635,513)	(344,859)	1,308,994

Options issued for finance
acquisition, March 2003	-	-	79,833	-	-	79,833
Beneficial conversion on
convertible note	-	-	18,751	-	-	18,751
Net loss	-	-	-	-	(4,093,882)	(4,093,882)

BALANCE, December 31, 2003	21,960,902	$ 2,625,008	$ 2,762,942	$ (3,635,513)	$ (4,438,741)	$ (2,686,304)

See notes to accompanying financial statements.

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			from January 2, 2002
			(date of Reorganization)
	Year Ended December 31,		through December 31,
	2003	2002	2003
Cash Flows from Operating Activities
Net loss	$ (4,093,882)	$ (296,029)	$ (4,438,741)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	113,033	1,614	114,647
Stock options issued for compensation and services	79,833	118,628	198,461
Beneficial conversion from shareholder notes payable	18,751	-	18,751
Impairment of long-term assets	2,226,056	-	2,226,056
Income tax expense/(benefit)	151,658	(151,658)	-
Gain on disposition of assets	-	(48,830)	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	46,188	(41,220)	4,968
Accounts payable and accrued expenses	191,281	94,600	285,881

Net Cash from Operating Activities	(1,267,082)	(322,895)	(1,589,977)

Cash Flows from Investing Activities
Purchases of property and equipment and
construction in progress	(2,509,521)	(406,857)	(2,916,378)
Payment for deposit	-	(25,000)	(25,000)

Net Cash from Investing Activities	(2,509,521)	(431,857)	(2,941,378)

Cash Flows from Financing Activities
Proceeds from capital lease and notes payable	671,138	-	671,138
Proceeds from issuance of common stock	-	1,025,000	1,025,000
Proceeds from notes payable shareholder	2,873,168	-	2,873,168
Payments for capital leases	(35,959)	-	(35,959)
Principal payments on debt	(1,992)	(30,949)	(1,992)

Net Cash from Financing Activities	3,506,355	994,051	4,531,355

Net Increase (Decrease) in Cash	(270,248)	239,299	-

Cash at Beginning of Year	270,248	30,949	-

Cash at End of Year	$ -	$ 270,248	$ -

See notes to accompanying financial statements.

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Greens Worldwide Incorporated (formerly Sedona Worldwide Incorporated), an Arizona corporation (“GWI” or the “Company”), was incorporated in 1992 under the name Red Rock Collection Incorporated.  The Company was a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation (“ILX”) until December 31, 1999, when ILX effected a distribution of all of the shares of the Company’s Common Stock to the ILX shareholders of record as of December 21, 1999, on a pro rata basis (the “Spin-Off”).  On November 21, 2001, shareholders approved a plan to execute a tax-free reorganization of the Company that is a reverse acquisition.  In connection with the plan, on January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of the assets and liabilities of the Company, leaving a “shell company” available for the reorganization discussed above.  The Company recorded a gain of $48,830 on the transaction.

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby the Company acquired all of the assets of GOLV, valued at $510,225, and in return issued 8,000,000 shares of common stock.  The assets purchased included all plans, designs, concepts and any and all proprietary rights that were to be utilized in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 shares of the Company at $0.125 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 shares of the Company at $0.125 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

The Company is accounted for as a newly reorganized development stage company on January 2, 2002.  The operations of Sedona Worldwide Incorporated are presented as discontinued operations.  The Company began operating an 18-hole putting course in July and a pro shop in September.  All operations ceased on October 31, 2003.

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

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 2003, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

#

CASH

Cash and cash equivalents include investments in highly liquid debt instruments with an original maturity of three months or less.

PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Construction in progress included construction costs, engineering and architectural plans stated at cost. Construction in progress also included the acquisition of assets from GOLV that were recorded at fair market value.

All property and equipment and construction in progress assets were assessed for impairment on October 31, 2003.  See Note 4 for impairment assessed and transfer of balance of assets during the year ended December 31, 2003.

INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 1,500,000 as of December 31, 2003 and 2002 were not included in the computations of diluted loss per share as their effect would be anti-dilutive.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

No compensation cost has been recognized for its stock options in the accompanying financial statements for options granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2003 and December 31, 2002 as well as the assumptions used to compute fair value.

#

	December 31,
	2003	2002

Net loss applicable to common shareholders, as reported	$ (4,093,882)	$ (296,029)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(342,946)	(14,598)
Pro forma net loss per common share	$ (4,436,828)	$ (310,627)

Earnings per share, basic and diluted:
As reported	$ (0.19)	$ (0.02)

Pro forma	$ (0.20)	$ (0.03)

Expected dividend yield	-	-
Risk-free interest rate	2.0%	3.3%
Expected volatility	285%	266%
Expected life	2.7 years	3.3 years
Weighted average fair value per share	$0.17	$0.03

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used.  The Company implemented SFAS No. 144 effective January 1, 2002.  The Company recorded an impairment of both its construction in progress asset and its leasehold improvements in 2003.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 sets forth the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company adopted the requirements FIN 45 in the accompanying financial statements.  The adoption of this standard is not expected to have a material effect on the company’s financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  This standard has been adopted and has had no impact on the company.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”).  FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity.  The Company adopted this standard as of December 31, 2003 and had no material effect on the Company’s financial position or results of its operations.

F-10

#

RECLASSIFICATION

Amounts presented as of and for the year ended December 31, 2002 have been reclassified to conform to presentation as of December 31, 2003.  These reclassifications had no affect on previously reported net loss.

NOTE 2.  BUSINESS CONDITION

As shown in the accompanying financial statements, the Company operated at a net loss of $4,093,882 and $296,029 during the years ended December 31, 2003 and 2002 and a net loss of $4,438,741 for the period from January 2, 2002 (date of reorganization) through December 31, 2003.  The Company ceased operations on October 31, 2003.  An impairment was recorded on construction in progress and leasehold improvements (see Note 4).  The Promissory Note with VCA-NV (see Note 5) was secured by a Pledge Agreement of all of the Company’s assets.  Assets were transferred to VCA-NV and a portion of the balance of the Promissory Note was reduced by the carrying value of the transferred assets.  As of December 31, 2003, the balance of the Promissory Note with VCA-NV was $2,517,463.  These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management of the  company is  presently  seeking to sell the public shell of the Company in the coming year.  There are no assurances that the Company will be successful in these efforts.

NOTE 3.  ASSET ACQUISITION OF THE GREENS OF LAS VEGAS, INC.

On August 10, 2002, the Company assumed all of the assets of GOLV in return for 8,000,000 shares of the Company’s stock.  Because GOLV was considered a development stage entity it was not considered a business.  Therefore, the acquisition of GOLV’s assets were accounted for as the purchase of assets and recorded at the fair value of the assets acquired.  The assets purchased included, but were not limited to, all plans, designs, concepts and any and all proprietary rights to be utilized in the execution of the GOLV business plan.  The agreement also stipulated that the Company would only assume $5,000 of GOLV liabilities.

The following table indicates the original cost of the assets and liabilities acquired, the adjustment required to arrive at fair value and the resulting fair value of the assets and liabilities:

	Original Cost	Adjustment	Fair Value
Deposits and other current assets	$ 4,968	-	$ 4,968
Construction in progress	354,428	145,572	500,000
Furniture and equipment	10,257	-	10,257
Current liabilities	232,407	(227,407)	5,000

The fair value of the construction in progress asset was based on the review of a third party licensed contractor.

#

The following unaudited pro forma financial statement data presents the results of operations of the Company for the year ended December 31, 2002, as if the asset acquisition of GOLV had occurred at the beginning of the period. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company’s results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

For the Year Ended December 31,
2002
Net loss	$ (512,535)
Basic loss per common share	(0.02)
Diluted loss per common share	(0.02)

NOTE 4—PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002

Leasehold improvements	$ --	$ --
Furniture and fixtures	--	32,425
Computer equipment	--	1,658

Total		34,083

Less accumulated depreciation	--	(1,614)

Property and equipment, net	$ --	$ 32,469

Depreciation expense was $113,033 and $1,614 for 2003 and 2002, respectively.

In April 2003, the Company entered into a capital equipment lease to finance various office and restaurant/bar equipment.  The lease was for 36 months and the fair value of the leased equipment was $350,542.  In July 2003, the Company added additional equipment to the master lease.  The additional equipment was also leased for 36 months and the fair value was $298,296.  As part of the equipment leases, the Company entered into a guarantee agreement with ILX.  In November 2003, the Company transferred the assets underlying the lease with a carrying value of $603,182 to ILX and ILX assumed payments of those leases.  On the date of transfer, the leases had a remaining balance of $595,840.  The difference of $7,342 reduced the note payable balance to ILX.

Due to the ceasing of operations on October 31, 2003, the Company assessed the property and equipment and construction and progress for impairment.  Leasehold improvements were for various expenditures related to the pro shop and sports themed restaurant and bar.  An impairment was recorded on construction in progress of $1,254,847 and leasehold improvements of $971,209.

VCA-NV also exercised its rights under the Pledge Agreement and assumed the remaining property and equipment in partial satisfaction of the Promissory Note to VCA-NV.  The net book value of assets transferred to ILX was $477,745 on the date of transfer.

#

NOTE 5—NOTES PAYABLE RELATED PARTY

On June 30, 2003, the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  One of the advances made during the third quarter was made on a day when the market price of the stock was higher than the conversion price stipulated in the note and therefore triggered a beneficial conversion of $18,751.  This entry was recorded as amortization of interest expense and additional paid in capital.  The note had a Pledge Agreement securing all of the Company’s assets.  The Company ceased operations on October 31, 2003.  The Company defaulted on the note and VCA-NV enforced the Pledge Agreement.  Through October 2003, the Company was advanced $2,880,781.  Interest accrued into the note as of December 31, 2003 was $121,769.   VCA-NV assumed all of the Company’s assets in partial repayment of the note.  (See Note 4).  In addition, the Company transferred assets underlying equipment leases to ILX and ILX assumed payments of those leases.  On the date of transfer, the difference between the carrying value of the assets transferred and the assumption of the leases, reduced the balance of the note payable.

NOTE 6—OPERATING LEASES

The Company assumed a lease from GOLV for an office facility in Las Vegas, Nevada for $1,420 per month, pursuant to a 24-month lease agreement originally commencing in May 2002 through May 2004.  The Company has subleased this space for the remainder of the lease term.  Lease expense was $17,040 and $9,940 under this lease during the years ended December 31, 2003 and 2002, respectively.

NOTE 7—STOCK OPTIONS

In March 2003, the Company issued options to purchase 500,000 shares of common stock at $0.20 per share for financing acquisition fees.  These options were valued at $79,833 using the Black Scholes pricing model with the following assumptions:  expected volatility 277.71%, risk free interest rate 2.51% and an expected life of 4.96 years.  The $79,833 was originally included in long-term assets and was being amortized over the life of the note payable to VCA-NV.  The unamortized amount was expensed when the Company defaulted on the note in October 2003.

During 2003, the Company issued options to purchase 2,000,000 shares of common stock at exercise prices ranging from $0.18 to $0.20 per share to employees.  The Company recorded no expense upon issuance due to the market value of the common stock being at, or below, the exercise price.  Options to purchase 1,000,000 of the shares have been terminated.

In August 2002, the Company issued options to a consultant to purchase 1,000,000 shares of common stock at $0.125 per share for investor relations services.  These options were valued at $118,628 using the following assumptions to calculate the fair value of the option grant: expected volatility is 275.86%, the risk free interest rate is 2.51% and the expected life of the options is 3.34 years.  The Company included the compensation expense in general and administrative expense.  The contract was cancelled and the options were terminated in October 2003.

On August 10, 2002, the Company issued options to an employee to purchase 500,000 shares of  common stock for $0.125 per share, with the exercise price to increase ten percent per year. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options issued to employees.  Accordingly, no compensation cost has been recognized for these stock options.

#

A summary of the stock option activity for the years ended December 31, 2003 and 2002 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2002	-	$ -
Granted	1,500,000	0.13
Outstanding at December 31, 2002	1,500,000	0.13
Granted	2,500,000	0.19
Forfeited	(2,500,000)	0.15
Outstanding at December 31, 2003	1,500,000	$ 0.20

Excercisable at December 31, 2002	1,500,000	$ 0.13
Excercisable at December 31, 2003	1,500,000	$ 0.20

At December 31, 2003, all outstanding options had an exercise price of $0.20 and a remaining contractual life of 2.73 years.

NOTE 8—INCOME TAXES

Deferred income tax assets are provided for temporary and permanent differences between financial statement and income tax reporting, primarily for net operating loss carryover. Net deferred income tax assets at December 31 consisted of the following:

	Year Ended December 31,
	2003	2002
Deferred income tax assets:
Operating loss carryforwards	$ 1,645,325	$ 305,102
Other	--	881
Valuation allowance	(1,645,325)	(154,325)

Net deferred income tax asset	$ -	$ 151,658

The Company included a net operating loss of $4,385,293 for the period from the acquisition of the assets of GOLV, August 10, 2002, through December 31, 2003. The Company included net operating losses of $392,884 related to losses prior to the acquisition of the assets of GOLV. The Company has net operating losses totaling $4,778,177 which expire from 2019 through 2023. Due to the Company ceasing operations during 2003, it is unlikely the net operating losses will be utilized and the Company has provided a full valuation allowance on these assets.

A reconciliation of the income tax benefit and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2003		2002
Federal, computed on income before taxes	$(1,340,357)	$	$ (152,214)
Non-taxable items	1,015		(2,087)
Change in valuation allowance	1,491,000		2,643
State, computed on income before income taxes	—		—

Income tax expense (benefit)	$ 151,658		$ (151,658)

#

If the Company were to be sold, resulting in a more than 50% ownership change the Company will be subject to Section 382 of the Internal Revenue Code. Section 382 imposes limitations on the utilization of net operating losses by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period.

NOTE 9—CONTINGENCIES

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for GOLV liabilities of $90,000 plus interest.  The Company responded to the claim in November 2003.   The case is still in the discovery phase and no amount has been accrued for the claim.  The Company intends to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time.

#

SEDONA WORLDWIDE INCORPORATED

EXHIBIT INDEX

EXHIBIT NUMBERS	DESCRIPTION	PAGE NUMBERS OR METHOD OF FILING

10.6	Sedona Worldwide Incorporated Form 10-SB	Incorporated by reference to Form 10-SB on Form 10SB12G No. 000-25025, filed on November 4, 1998

10.7	Sedona Worldwide Incorporated Amendment No. 1 to form 10-SB	Incorporated by reference to Amendment No. 1 to Form 10-SB on Form 10-12G/A No. 000-25025, filed November 12, 1999

10.8	Sedona Worldwide Incorporated Amendment to Form 10-SB No. 2	Incorporated by reference to Amendment No. 2 to Form 10-SB on Form 10-12G/A No. 000-25-025, Filed November 12, 1999

10.9	Sedona Worldwide Incorporated Amendment to Form 10-SB No. 3	Incorporated by reference to Amendment No. 3 to Form 10-SB on Form 10-12G/A No. 000-25025, filed December 8, 1999

10.10	Letter agreement, dated as of October 28, 1999, between ILX Resorts and Sedona Worldwide Incorporated	Incorporated by reference to 9/30/99 10-QSB

10.11	ILX Resorts Incorporated Schedule 14C Definitive Information Statement pursuant to Section 14(c) Securities Exchange Act of 1934 for Sedona Worldwide Incorporated	Incorporated by reference to Schedule 14C on Form No. DEF 14C No. 001-13855, filed by ILX on January 3, 2000

10.12	Agreement, dated as of June 2, 2000, among Hudson Consulting Group, Inc. on the one hand and Sedona Worldwide Incorporated, on the other hand	Incorporated by reference to 1999 10-KSB

10.13	Memorandum of Understanding, dated December 28, 2001 between the Greens of Las Vegas, Inc., Sedona Worldwide Incorporated, and ILX Resorts Incorporated	Incorporated by reference to 2001 10-KSB

10.14	The Greens of Las Vegas, Inc., Memorandum of Understanding	Incorporated by reference to 2002 8-K

10.15	Asset Purchase Agreement between Greens Worldwide Incorporated and the Greens of Las Vegas, Inc.	Incorporated by reference to 2002 8-K

31	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

#