Form 10QSB
period 2004-03-31
GREENS WORLDWIDE INC
filed 2004-05-21
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2004

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

Class

Outstanding at March 31, 2004

Common Stock, without par value

21,960,902 shares

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

March 31		December 31
ASSETS	2004	2003

Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 179,499	$ 168,841
Notes payable related party - current portion	2,517,463	2,517,463

Total Current Liabilities	2,696,962	2,686,304

Stockholders' Deficit
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 21,960,902 shares issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,762,942
Accumulated deficit prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,449,399)	(4,438,741)

Total Stockholders' Deficit	(2,696,962)	(2,686,304)

Total Liabilities and Stockholders' Deficit	$ -	$ -

See notes to accompanying condensed financial statements

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from January 2, 2002
	Three Months		(date of Reorganization)
	Ended March 31,		through March 31,
	2004	2003	2004

Revenues	$ -	$ -	$ 105,935

Cost of Revenues	-	-	91,056

Gross Profit	-	-	14,879

Operating Expenses
General, administrative, and selling expenses	10,658	204,003	1,972,532
Interest expense	-	-	152,657
Depreciation	-	-	113,033
Impairment of long-term assets	-	-	2,226,056

Total Operating Expenses	10,658	204,003	4,464,278

Loss from Continuing Operations before Income Taxes	(10,658)	(204,003)	(4,449,399)

Income Tax Benefit	-	69,361	-

Net Loss	$ (10,658)	$ (134,642)	$ (4,449,399)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.01)

Weighted Average Shares of Common Stock
Outstanding	21,960,902	21,960,902

See notes to accompanying condensed financial statements

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from January 2, 2002
	Three Months		(date of Reorganization)
	Ended March 31,		through March 31,
	2004	2003	2004
Cash Flows from Operating Activities
Net loss	$ (10,658)	$ (134,642)	$ (4,449,399)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	2,592	114,647
Stock options issued for compensation and services	-	-	198,461
Beneficial conversion from shareholder notes payable	-	-	18,751
Impairment of long-term assets	-	-	2,226,056
Income tax expense	-	(69,361)	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	-	27,328	4,968
Accounts payable and accrued expenses	10,658	137,240	296,539

Net Cash from Operating Activities	-	(36,843)	(1,589,977)

Cash Flows from Investing Activities
Purchases of property and equipment and
construction in progress	-	(411,176)	(2,916,378)
Payment for deposit	-	-	(25,000)

Net Cash from Investing Activities	-	(411,176)	(2,941,378)

Cash Flows from Financing Activities
Proceeds from capital lease and notes payable	-	-	671,138
Proceeds from issuance of common stock	-	-	1,025,000
Proceeds from notes payable shareholder	-	272,168	2,873,168
Payments for capital leases	-	-	(35,959)
Principal payments on debt	-	-	(1,992)

Net Cash from Financing Activities	-	272,168	4,531,355

Net Decrease in Cash	-	(175,851)	-

Cash at Beginning of Period	-	270,248	-

Cash at End of Period	$ -	$ 94,397	$ -

See notes to accompanying condensed financial statements

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

BUSINESS DESCRIPTION

The Company began operating an 18-hole putting course in July 2003 and a pro shop in September 2003. All operations ceased on October 31, 2003. The Company currently believes its best use is to sell the shell to a Company desiring to become public.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 1,500,000 and 3,000,000 as of March 31, 2004 and 2003, respectively, were not included in the computations of diluted loss per share as their effect would be anti-dilutive.

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

No compensation cost has been recognized in the accompanying financial statements for stock granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003.

	For the three months ended March 31,
	2004	2003
Net loss, as reported	$ (10,658)	$ (134,642)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	–	(177,204)

Pro forma net loss per common share	$ (10,658)	$ (311,846)

Earnings per share, basic and diluted:
As reported	$ (0.00)	$ (0.01)

Pro forma	$ (0.00)	$ (0.01)

NOTE 2.  BUSINESS CONDITION

As shown in the accompanying financial statements, the Company operated at a net loss of $10,658 during the three months ended March 31, 2004 and a net loss of $4,449,399 for the period from January 2, 2002 (date of reorganization) through March 31, 2004.  The Company ceased operations on October 31, 2003 and currently has no assets.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  Management of the company is presently seeking to sell the public shell of the Company in the coming year.  There are no assurances that the Company will be successful in these efforts.

NOTE 3.  NOTE PAYABLE TO RELATED PARTY

On June 30, 2003, the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  The note had a Pledge Agreement securing all of the Company’s assets.  The Company ceased operations on October 31, 2003.  The Company defaulted on the note and VCA-NV enforced the Pledge Agreement.  Through October 2003, the Company was advanced $2,880,781.  VCA-NV assumed all of the Company’s assets in partial repayment of the note.  In addition, the Company transferred assets underlying equipment leases to ILX and ILX assumed payments of those leases.  On the date of transfer, the difference between the carrying value of the assets transferred and the assumption of the leases, reduced the balance of the note payable.   As of March 31, 2004, the balance of the note to VCA-NV was $2,517,463. The Company has not accrued interest on the note since December 31, 2003 due to its inability to pay the interest.

NOTE 4—CONTINGENCIES

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for The Greens of Las Vegas liabilities of $90,000 plus interest. The Greens of Las Vegas was an entity which the Company purchased their assets and assumed limited liabilities.  The Company responded to the claim in November 2003.   The case is still in the discovery phase and no amount has been accrued for the claim.  The Company intends to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time.

Item 2.  Plan of Operation

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-QSB, the words “estimate,” “projection,” “intend,” “anticipates” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial uncertainty.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

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

In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA-NV, a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land.  The Company planned to develop the property, located one mile from the Southern part of the Las Vegas Strip .  The facility included a sports themed restaurant and bar, one 18-hole putting course and a pro shop.  The Company ultimately planned to develop approximately six 18-hole natural grass-putting courses.  Four of the putting courses would use 24 full-sized championship putting greens, each inspired by famous greens known around the world.  On July 1, 2003 the Company entered into a sub-sublease agreement with Premiere Development Incorporated (“PDI”), an Arizona corporation and subsidiary of ILX, for 8,000 square feet of the existing building in Las Vegas, Nevada which housed the sports themed restaurant and bar.  Under the sub-sublease, PDI operated the restaurant/bar and would remit a portion of the net operating cash flow to the Company as rent.

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

The Company met with several parties interested in the GWWI concept and plans during the fourth quarter of 2003.  Ultimately, the parties decided not to move forward.  The Company recorded a complete impairment of its Construction In Progress asset at December 31, 2003.

In November 2003, all assets underlying the two capital leases were transferred to ILX and ILX assumed payment of those leases.  VCA-NV enforced its Pledge Agreement and assumed all other assets of the Company in partial satisfaction of amounts owed under the Promissory Note.  The Company will attempt to sell the public shell of the Company during this year.

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

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

Exhibit 31 - CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

GREENS WORLDWIDE INCORPORATED

(Registrant)

/s/ Connie S. Ross

Connie S. Ross

Chairman

/s/ Margaret M. Eardley

Margaret M. Eardley

Acting Chief Financial Officer

Date:  As of May 17, 2004