Form 10QSB
period 2004-06-30
GREENS WORLDWIDE INC
filed 2004-08-13
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2004

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

Class

Outstanding at June 30, 2004

Common Stock, without par value

21,960,902 shares

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

CONDENSED BALANCE SHEET

(Unaudited)

	June 30	December 31
ASSETS	2004	2003

Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 189,267	$ 168,841
Notes payable related party - current portion	2,517,463	2,517,463

Total Current Liabilities	2,706,730	2,686,304

Stockholders' Deficit
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 21,960,902 shares
issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,762,942
Deficit accumulated prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,459,167)	(4,438,741)

Total Stockholders' Deficit	(2,706,730)	(2,686,304)

Total Liabilities and Stockholders' Deficit	$ -	$ -

See notes to condensed financial statements

GREENS WORLDWIDE INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					from January 2, 2002
	Three Months		Six Months		(date of Reorganization)
	Ended June 30,		Ended June 30,		through June 30,
	2004	2003	2004	2003	2004

Revenues	$ -	$ 3,576	$ -	$ 3,576	$ 105,935

Cost of Sales	-	1,966	-	1,966	91,056

Gross Profit	-	1,610	-	1,610	14,879

Operating Expenses
General, administrative, and selling expenses	9,768	424,616	20,426	626,027	1,980,686
Interest expense	-	-	-	-	152,657
Depreciation	-	2,184	-	4,776	114,647
Impairment of long-term assets	-	-	-	-	2,226,056
Total Operating Expenses	9,768	426,800	20,426	630,803	4,474,046

Loss Before Income Tax Benefit	(9,768)	(423,006)	(20,426)	(624,417)	(4,459,167)

Income Tax Benefit	-	144,565	-	213,926	-

Net Loss	$ (9,768)	$ (278,441)	$ (20,426)	$ (410,491)	$ (4,459,167)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted Average Shares of Common Stock
Outstanding	21,960,902	21,960,902	21,960,902	21,960,902

See notes to condensed financial statements

GREENS WORLDWIDE INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from January 2, 2002
			(date of Reorganization)
	Six Months Ended June 30,		through June 30,
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$ (20,426)	$ (415,267)	$ (4,459,167)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	4,776	114,647
Stock options issued for compensation and services	-	-	198,461
Beneficial conversion from shareholder notes payable	-	-	18,751
Impairment of long-term assets			2,226,056
Income tax benefit	-	(213,926)	-
Gain on disposition of assets	-	-	-
Change in operating assets and liabilities:
Accounts receivable	-	(5,006)	-
Inventories	-	(24,710)	-
Prepaid expenses and other current assets	-	20,488	4,968
Accounts payable	20,426	152,724	306,307
Accrued expenses	-	2,029	-

Net Cash From Operating Activities	-	(478,892)	(1,589,977)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(51,230)	(2,916,378)
Purchases of construction in progress	-	(1,728,065)	-
Payment for deposit	-	-	(25,000)

Net Cash From Investing Activities	-	(1,779,295)	(2,941,378)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-	1,025,000
Proceeds from notes payable and capital lease	-	399,334	671,138
Proceeds from notes payable shareholder	-	1,656,308	2,873,168
Payments for capital leases			(35,959)
Principal payments on debt	-	(29,615)	(1,992)

Net Cash From Financing Activities	-	2,026,027	4,531,355

Net Decrease In Cash	-	(232,160)	-

Cash At Beginning Of Period	-	270,248	-

Cash At End Of Period	$ -	$ 38,088	$ -

See notes to condensed financial statements

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

BUSINESS DESCRIPTION

The Company began operating an 18-hole putting course in July 2003 and a pro shop in September 2003.  All operations ceased on October 31, 2003.  The Company currently believes its best use is to sell the shell to a Company desiring to become public.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 1,500,000 and 3,000,000 as of June 30, 2004 and 2003, respectively, were not included in the computations of diluted loss per share as their effect would be anti-dilutive.

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

No compensation cost has been recognized in the accompanying financial statements for stock granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$ (9,768)	$ (280,625)	$ (20,426)	$ (415,267)

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	-	-	-	(116,955)

Pro forma net loss	$ (9,768)	$ (280,625)	$ (20,426)	$ (532,222)

Loss per share, basic and diluted:
As reported	$ -	$ (0.01)	$ -	$ (0.02)

Pro forma	$ -	$ (0.01)	$ -	$ (0.02)

Note 2.  Business Condition

As shown in the accompanying financial statements, the Company operated at a net loss of $9,768 and $20,426 during the three and six months ended June 30, 2004 and a net loss of $4,459,167 for the period from January 2, 2002 (date of reorganization) through June 30, 2004.  The Company ceased operations on October 31, 2003.  As of June 30, 2004, the balance of the Promissory Note with VCA-NV was $2,517,463.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  Management of the company is presently seeking to sell the public shell of the Company in the coming year.  There are no assurances that the Company will be successful in these efforts.

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

Note 4.  Contingencies

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

In conjunction with the GOLV asset acquisition, the Company entered into a sublease agreement with VCA-NV, a subsidiary of ILX, for approximately 23 acres of a 44-acre parcel of land.  The Company planned to develop the property, located one mile from the Southern part of the Las Vegas Strip.  The facility included a sports themed restaurant and bar, one 18-hole putting course and a pro shop.  The Company ultimately planned to develop approximately six 18-hole natural grass-putting courses.  Four of the putting courses would use 24 full-sized championship putting greens, each inspired by famous greens known around the world.  On July 1, 2003 the Company entered into a sub-sublease agreement with Premiere Development Incorporated (“PDI”), an Arizona corporation and subsidiary of ILX, for 8,000 square feet of the existing building in Las Vegas, Nevada, which housed the sports themed restaurant and bar.  Under the sub-sublease, PDI operated the restaurant/bar and would remit a portion of the net operating cash flow to the Company as rent.

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

Date:  As of August 11, 2004