Form 10QSB
period 2004-09-30
GREENS WORLDWIDE INC
filed 2004-11-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004 Commission File Number 0-25025

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

Class

Outstanding at September 30, 2004

Common Stock, without par value

21,960,902 shares

GREENS WORLDWIDE INCORPORATED

CONDENSED BALANCE SHEET

(Unaudited)

	September 30	December 31
ASSETS	2004	2003

Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 233,994	$ 168,841
Notes payable related party - current portion	2,518,463	2,517,463

Total Current Liabilities	2,752,457	2,686,304

Stockholders' Deficit
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 21,960,902 shares
issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,762,942
Deficit accumulated prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,504,894)	(4,438,741)

Total Stockholders' Deficit	(2,752,457)	(2,686,304)

Total Liabilities and Stockholders' Deficit	$ -	$ -

See notes to condensed financial statements

GREENS WORLDWIDE INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					from January 2, 2002
	Three Months		Nine Months		(date of Reorganization)
	Ended September 30,		Ended September 30,		through September 30,
	2004	2003	2004	2003	2004

Revenues	$ -	$ 47,598	$ -	$ 51,174	$ 105,935

Cost of Sales	-	55,903	-	68,468	91,056

Gross Loss	-	(8,305)	-	(17,294)	14,879

Operating Expenses
General, administrative, and selling expenses	45,727	538,697	66,153	1,150,499	2,028,027
Interest expense	-	80,303	-	83,346	152,657
Depreciation	-	68,065	-	73,426	113,033
Impairment of long-term assets	-	-	-	-	2,226,056
Total Operating Expenses	45,727	687,065	66,153	1,307,271	4,519,773

Loss Before Income Tax Expense	(45,727)	(695,370)	(66,153)	(1,324,565)	(4,504,894)

Income Tax Expense	-	(365,584)	-	(151,658)	-

Net Loss	$ (45,727)	$ (1,060,954)	$ (66,153)	$ (1,476,223)	$ (4,504,894)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.05)	$ (0.00)	$ (0.07)

Weighted Average Shares of Common Stock Outstanding	21,960,902	21,960,902	21,960,902	21,960,902

See notes to condensed financial statements

GREENS WORLDWIDE INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from January 2, 2002
			(date of Reorganization)
	Nine Months Ended September 30,		through September 30,
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$ (66,153)	$ (1,476,223)	$ (4,504,894)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	73,426	114,647
Stock options issued for compensation and services	-	-	198,461
Beneficial conversion from shareholder notes payable	-	18,751	18,751
Impairment of long-term assets			2,226,056
Income tax expense	-	151,658	-
Gain on disposition of assets	-	-	-
Change in operating assets and liabilities:
Accounts receivable	-	(1,615)	-
Inventories	-	(101,274)	-
Prepaid expenses and other current assets	-	71	4,968
Accounts payable	65,153	192,919	351,034
Accrued expenses	-	25,159	-

Net Cash From Operating Activities	(1,000)	(1,117,128)	(1,590,977)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(348,226)	(2,916,378)
Purchases of construction in progress	-	(2,070,882)	-
Payment for deposit	-	-	(25,000)

Net Cash From Investing Activities	-	(2,419,108)	(2,941,378)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-	1,025,000
Proceeds from notes payable and capital lease	1,000	653,659	672,138
Proceeds from notes payable shareholder	-	2,693,731	2,873,168
Payments for capital leases			(35,959)
Principal payments on debt	-	(56,259)	(1,992)

Net Cash From Financing Activities	1,000	3,291,131	4,532,355

Net Decrease In Cash	-	(245,105)	-

Cash At Beginning Of Period	-	270,248	-

Cash At End Of Period	$ -	$ 25,143	$ -

Supplemental Disclosure of Non Cash Investing and
Financing Activities:
Issuance of options for loan costs	$ -	$ 79,833

See notes to condensed financial statements

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

BUSINESS DESCRIPTION

The Company began operating an 18-hole putting course in July 2003 and a pro shop in September 2003.  All operations ceased on October 31, 2003.  The Company currently believes its best use is to sell the shell to a Company desiring to become public.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 1,500,000 and 4,000,000 as of September 30, 2004 and 2003, respectively, were not included in the computations of diluted loss per share as their effect would be anti-dilutive.

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

No compensation cost has been recognized in the accompanying financial statements for stock granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003	2004	2003

Net loss, as reported	$ (45,727)	$(1,060,954)	$(66,153)	$(1,476,223)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards

	--	(225,991)	--	$(342,946)

Pro forma net loss per common share	$ (45,727)	$(1,286,945)	$(66,153)	$(1,819,169)

Earnings per share, basic and diluted:
As reported	$ (0.00)	$ (0.05)	$ (0.00)	$ (0.07)

Pro forma	$ (0.00)	$ (0.06)	$ (0.00)	$ (0.08)

Note 2.  Business Condition

As shown in the accompanying financial statements, the Company operated at a net loss of $45,727 and $66,153 during the three and nine months ended September 30, 2004 and a net loss of $4,504,894 for the period from January 2, 2002 (date of reorganization) through September 30, 2004.  The Company ceased operations on October 31, 2003.  As of September 30, 2004, the balance of the Promissory Note with VCA-NV was $2,518,463.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  Management of the company is presently seeking to sell the public shell of the Company in the coming year.  There are no assurances that the Company will be successful in these efforts.

Note 3.  Note Payable to Related Party

On June 30, 2003, the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  The note had a Pledge Agreement securing all of the Company’s assets.  The Company ceased operations on October 31, 2003.  The Company defaulted on the note and VCA-NV enforced the Pledge Agreement.  Through October 2003, the Company was advanced $2,880,781.  VCA-NV assumed all of the Company’s assets in partial repayment of the note.  In addition, the Company transferred assets underlying equipment leases to ILX and ILX assumed payments of those leases.  On the date of transfer, the difference between the carrying value of the assets transferred and the assumption of the leases, reduced the balance of the note payable.   The Company has not accrued interest on the note since December 31, 2003 due to its inability to pay the interest. The Company received an additional $1,000 advance during the nine months ended September 30, 2004. The balance of the note payable at September 30, 2004 was $2,518,463.

Note 4.  Contingencies

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for GOLV liabilities of $90,000 plus interest.  The Company responded to the claim in November 2003.   The case was settled for $1,000 in September 2004.

In August 2004, the Company received a complaint filed by Viacom Outdoor Inc. demanding payment of $54,000 plus interest for amounts owed on a contract for billboard rental.  The Company currently has accrued $54,000 for the claim.

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

In the third quarter 2004 the Company accrued an additional $46,000 toward the claim from Viacom Outdoor.

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

Part II

Item 1.

Legal Proceedings

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for GOLV liabilities of $90,000 plus interest.  The Company responded to the claim in November 2003.   The case was settled for $1,000 in September 2004.

In August 2004, the Company received a complaint filed by Viacom Outdoor Inc. demanding payment of $54,000 plus interest for amounts owed on a contract for billboard rental.  The Company currently has accrued $54,000 for the claim.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Date:  As of November 12, 2004