Form 10KSB
period 2004-12-31
GREENS WORLDWIDE INC
filed 2005-03-31
CIK 1072971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For The fiscal year ended December 31, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Title of Class --------------------------------- Common Stock, without par value	Outstanding at March 23, 2005 ---------------------- 732,031 shares

At March 23, 2005, the aggregate market value of Registrant’s common shares held by non-affiliates based upon the closing price at such date was approximately $0.68_ million.

GREENS WORLDWIDE INCORPORATED

2004 Form 10-KSB Annual Report

Table Of Contents

PART I

3

Item 1. and 2. Business and Properties

3

Item 3. Legal Proceedings

4

PART II

4

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

4

Item 6.  Management’s Discussion and Analysis or Plan of Operation

5

Item 7.  Financial Statements

6

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

6

Item 8A.  Controls and Procedures

6

Item 8B.  Other Information

6

PART III

7

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

Item 1. and 2. Business and Properties

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

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby the Company acquired all of the assets of GOLV, valued at $510,225, and in return issued 266,667 shares of common stock.  The assets purchased included all plans, designs, concepts and any and all proprietary rights for utilization in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 266,667 shares of the Company at $3.75 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 33,334 shares of the Company at $3.75 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

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

The Company is a development stage company and to date its activities have included the construction of its corporate offices, restaurant/bar and pro-shop facility, completion of construction documents, engagement of a construction management company, application of appropriate permits and compilation of its marketing plan.  The Company began operating the one 18-hole putting course in July 2003 and the pro shop in September 2003.  The sports-themed restaurant and bar, the 18-hole putting course and the pro shop all discontinued operations on October 31, 2003.  There was no positive net operating cash flow for the restaurant/bar in July through its closing in October 2003, therefore, the Company received no rental revenue under the sub-sublease.  In addition, the sublease agreement with VCA-NV was terminated due to non-payment of rent.

The Company evaluated other business opportunities, including the development of the putting greens and concluded that there was not a viable market.  The Company currently believes its best use is to sell the shell to a Company desiring to become public.

Employees

As of December 31, 2004, the Company had no employees.

Property

The Company does not currently own or lease any property.

Item 3. Legal Proceedings

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for GOLV liabilities of $90,000 plus interest.  The Company responded to the claim in November 2003.   The case was settled for $1,000 in September 2004.

In August 2004, the Company received a complaint filed by Viacom Outdoor Inc. demanding payment of $54,000 plus interest for amounts owned on a contract for billboard rental.  The case was settled for $25,000 in December 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, which through January 23, 2005 was traded on the NASDAQ Bulletin Board under the symbol GWWI.  On January 24, 2005, the Company effected a 1 for 30 reverse stock split and now trades under the symbol GRWW.  At December 31, 2004 the Common Stock was held by approximately 452 holders of record. The Company has declared no dividends and none are anticipated in the foreseeable future.

Year Ended December 31, 2004	Common Stock
	High	Low
First Quarter	$0.90	$0.30
Second Quarter	0.60	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.30

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

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby the Company acquired all of the assets of GOLV and in return issued 266,667 shares of common stock.  The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 266,667 shares of the Company at $3.75 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 33,334 shares of the Company at $3.75 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

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

The Company met with several parties interested in the GWWI concept and plans during the fourth quarter 2003.  Ultimately, the parties decided not to move forward.

The Company is attempting to sell the public shell of the Company in the coming year.

Item 7.  Financial Statements

See information set forth on Index to Financial Statements appearing on page F-1 of this Report on Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report of Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.  During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Certain information concerning the officers and directors as of February 28, 2005 is set forth below.

Name	Age	Director Since	Officer Since
Margaret M. Eardley	36	N/A	2002
Jon K. Haahr	51	2002	N/A
Ronald E. Heinen	34	2002	N/A
Patrick J. McGroder III	59	2002	N/A
Albert B. Spector, Jr.	59	2002	N/A
Richard B. Oesterle	55	2003	N/A
Connie S. Ross	57	2003	2003

Margaret M. Eardley has served as Acting Chief Financial Officer since August 2002.  Ms. Eardley is also Executive Vice President and Chief Financial Officer of ILX Resorts Incorporated since October 2001 and from March 2000 to July 2000.  Ms. Eardley was Vice President, Chief Financial Officer and Chief Operating Officer of Republic Western Insurance Company from August 2000 to 2001.  Ms. Eardley served as Vice President and Chief Financial Officer of First American Health Concepts, Inc. from 1998 to 2000.  Ms. Eardley received a B.S. degree in Finance from Arizona State University and an M.B.A. from the University of Phoenix.

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

Richard B. Oesterle has served as Director of the Company since January 2003 and was President from January 2003 through August 2003.  Mr. Oesterle currently teaches at both Ottawa University and St. Mary’s High School in Phoenix, Arizona.  Prior thereto he served in various roles for the City of Tempe, Arizona from 1985 to 2002, with the most recent as Finance Director from 1996 to 2002, where he spearheaded large capital improvement and bond financing programs. He is a graduate of the University of Arizona and received a Masters in Organizational Management from the University of Phoenix.

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

The Board of Directors met one time during the fiscal year ended on December 31, 2004.  The Board of Directors maintains an audit committee (“Audit Committee”).  The Audit Committee, which consists of Messrs. McGroder and Spector met four times in 2004.

Item 10.  Executive Compensation

None of the above named officers received compensation in excess of $100,000 in all capacities in which they served in 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2005, certain information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to have beneficial ownership of 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (hereinafter defined) and (iv) all executive officers and directors as a group.

Name and Address of

Number of

Percentage

Beneficial Owner (+)

Shares (l)

of Class

Ronald E. Heinen

266,667 (2)

36.4%

Jon K. Haahr

120

*

Patrick J. McGroder III

11,517 (3)

1.6%

Albert B. Spector, Jr.

6,667

*

Richard B. Oesterle

0

*

Connie S. Ross

33,501 (4)

4.4%

Margaret M. Eardley

0

*

ILX Resorts Incorporated

275,688 (5)

37.7%

Greens of Las Vegas, Inc.

266,667

36.4%

All Directors and Officers as a Group (10 persons)

318,472 (6)

41.6%

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

(2)

Includes 266,667 shares owned by Greens of Las Vegas, Inc. (“GOLV”), a company in which Mr. Heinen is Chairman and owner of 40% of the voting capital stock.

(3)

Includes 185 shares held in various trusts and individual retirement accounts for family members, 11,226 shares held by various limited partnerships and corporations, 106 shares held directly.

(4)

Includes 33,334 shares issuable by the Company pursuant to options at $6.00 per share (price shall increase at 10% per annum based on a grant date of July 8, 2003 until exercise).

(5)

Includes 8,109 shares owned by ILX Resorts Incorporated Employee Stock Ownership Plan and 912 shares owned by the ILX Resorts Incorporated Profit Sharing Plan.

(6)

Includes 33,334 shares issuable by the Company pursuant to options at $6.00 per share (price shall increase at 10% per annum based on a grant date of July 8, 2003 until exercise).

Item 12.  Certain Relationships and Related Transactions

The following is a summary of transactions to which the Company or its subsidiaries is a party in which the amount involved since January 1, 2003 exceeded $60,000 and in which officers, directors, nominees and/or greater than 5% beneficial owners of the Company’s Common Stock (or any immediate family members of the foregoing) had, or will have, a direct or indirect material interest.

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

In June 2003 the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  One of the advances made during 2003 was made on a day when the market price of the stock was higher than the conversion price stipulated in the note and therefore triggered a beneficial conversion of $18,751.  This entry was recorded as interest expense and additional paid in capital.  The note had a Pledge Agreement that secured all of the Company’s assets in the event of default.  VCA-NV exercised its rights under the Pledge Agreement and assumed assets of $478,016 for partial satisfaction of the note.  The Company is in default under the terms of the note.

The above-described transactions are believed to be on terms no less favorable to the Company than those available in arms’ length transactions with unaffiliated third parties.  Each transaction has been approved by independent directors of the Company who are not parties to the transaction.

Item 13. Exhibits and Reports on Form 8-K

a) (1)

Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell,

a professional corporation

(ii)

Financial Statements and

Pages F-3 through F-14

Notes to Statements of

the Registrant, including

Balance Sheets as of December 31,

2004 and 2003, Statements of Operations,

Shareholders’ Equity and Cash

Flows for the years ended December 31, 2004 and

2003 and for the Period Ended January 2, 2002 (Date

of Reorganization) through December 31, 2004

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

(b)

Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

At the determination of the Audit Committee, the accounting firm of Hansen, Barnett & Maxwell, a professional corporation, was engaged as the Company’s principal accountants for the year ended December 31, 2004.  Hansen, Barnett & Maxwell also served as the Company’s principal accountants for the fiscal years ended December 31, 1999 through 2003.  The Board of Directors has not yet selected independent accountants for the fiscal year ending December 31, 2005.

Audit Fees

Fees for the fiscal year 2004, audit and the review of Forms 10-QSB are approximately $9,000; $3,000 of which has been billed.  Fees for the fiscal year 2003 audit and review of Forms 10-QSB were $11,000.

Audit-Related Fees

None.

Tax Fees

Fees for the fiscal year 2004 tax compliance, advise and planning are $1,000.  Fees for the same services for the fiscal year 2003 were $1,000.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2005.

Greens Worldwide Incorporated

an Arizona corporation

(Registrant)

By: /s/ Connie S. Ross

      Connie S. Ross

      President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Title

 Date

/s/ Connie S. Ross

President and Chairman              March 24, 2005

Connie S. Ross

(principal executive officer)

/s/ Richard B. Oesterle

Director                                        March 24, 2005

Richard B. Oesterle

/s/ Margaret M. Eardley

Acting Chief Financial Officer    March 24, 2005

Margaret M. Eardley

(principal financial officer)

/s/ Jon K. Haahr

Director                                        March 24, 2005

Jon K. Haahr

/s/ Patrick J. McGroder III

Director                                        March 24, 2005

Patrick J. McGroder III

/s/ Albert B. Spector, Jr.

Director                                        March 24, 2005

Albert B. Spector, Jr.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets at December 31, 2004 and 2003	F-3

Statements of Operations for the years ended December 31,
2004, 2003 and for the Period January 2, 2002 (Date of Reorganization) through
December 31, 2004	F-4

Statements of Stockholders' Equity (Deficit) for the Period January 2, 2002
(Date of Reorganization) through December 31, 2004	F-5

Statements of Cash Flows for the years ended December 31,
2004 and 2003 and for the Period from January 2, 2002 (Date of Reorganization)
through December 31, 2004	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders of Greens Worldwide Incorporated

We have audited the accompanying balance sheets of Greens Worldwide Incorporated, a development stage company, as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 2, 2002 (date of reorganization) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greens Worldwide Incorporated at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from January 2, 2002 (date of reorganization) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, on October 31, 2003, the Company has ceased all operations.  In addition, the Company had a related party note payable balance of $2,577,598 as of December 31, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 18, 2005

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	December 31	December 31
ASSETS	2004	2003

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 167,135	$ 168,841
Notes payable related party - current portion	2,577,598	2,517,463

Total Current Liabilities	2,744,733	2,686,304

Stockholders' Equity (Deficit)
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 732,031 shares issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,762,942
Accumulated deficit prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,497,170)	(4,438,741)

Total Stockholders' Equity (Deficit)	(2,744,733)	(2,686,304)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			from January 2, 2002
			(date of Reorganization)
	Year Ended December 31,		through December 31,
	2004	2003	2004

Revenues	$ -	$ 105,935	$ 105,935

Cost of Revenues	-	91,056	91,056

Gross Margin	-	14,879	14,879

Operating Expenses
General, administrative, and selling expenses	58,429	1,465,357	2,020,303
Interest expense	-	152,657	152,657
Depreciation	-	113,033	113,033
Impairment of long-term assets	-	2,226,056	2,226,056

Total Operating Expenses	58,429	3,957,103	4,512,049

Loss from Continuing Operations before Income Taxes	(58,429)	(3,942,224)	(4,497,170)

Income Tax Benefit (Expense)	-	(151,658)	-

Net Loss	$ (58,429)	$(4,093,882)	$(4,497,170)

Weighted Average Shares of Common Stock
Outstanding	732,031	732,031

Basic and Diluted Loss Per Share	$ (0.08)	$ (5.59)

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated	Accumulated
			Additional	Deficit Prior to	Deficit During the	Total
	Common Stock		Paid-In	Development	Development	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity/(Deficit)

BALANCE, January 2, 2002
(Date of Reorganization)	5,760,902	$ 1,089,783	$ 2,545,730	$ (3,635,513)	$ -	$ -

Shares issued for cash, August 2002,
$0.125 per share	8,000,000	1,000,000	-	-	-	1,000,000
Shares issued in exchange for assets,
August 2002, $0.06 per share	8,000,000	510,225	-	-	-	510,225
Options issued for outside services,
August 2002	-	-	118,628	-	-	118,628
Shares issued for cash, September
2002, $0.125 per share	200,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	(344,859)	(344,859)

BALANCE, December 31, 2002	732,031	$ 2,625,008	$ 2,664,358	$ (3,635,513)	$ (344,859)	$ 1,308,994

Options issued for finance acquisition,
March 2003	-	-	79,833	-	-	79,833
Beneficial conversion on
convertible note	-	-	18,751	-	-	18,751
Net loss	-	-	-	-	(4,093,882)	(4,093,882)

BALANCE, December 31, 2003	732,031	$ 2,625,008	$ 2,762,942	$ (3,635,513)	$ (4,438,741)	$ (2,686,304)

Net loss	-	-	-	-	(58,429)	(58,429)

BALANCE, December 31, 2004	732,031	$ 2,625,008	$ 2,762,942	$ (3,635,513)	$ (4,497,170)	$ (2,744,733)

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			from January 2, 2002
			(date of Reorganization)
	Year Ended December 31,		through December 31,
	2004	2003	2004
Cash Flows from Operating Activities
Net loss	$ (58,429)	$ (4,093,882)	$ (4,497,170)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	113,033	114,647
Stock options issued for compensation and services	-	79,833	198,461
Beneficial conversion from shareholder notes payable	-	18,751	18,751
Impairment of long-term assets	-	2,226,056	2,226,056
Income tax expense/(benefit)	-	151,658	-
Gain on disposition of assets	-	-	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	-	46,188	4,968
Accounts payable and accrued expenses	(1,706)	191,281	284,175

Net Cash from Operating Activities	(60,135)	(1,267,082)	(1,650,112)

Cash Flows from Investing Activities
Purchases of property and equipment and
construction in progress	-	(2,509,521)	(2,916,378)
Payment for deposit	-	-	(25,000)

Net Cash from Investing Activities	-	(2,509,521)	(2,941,378)

Cash Flows from Financing Activities
Proceeds from capital lease and notes payable	-	671,138	671,138
Proceeds from issuance of common stock	-	-	1,025,000
Proceeds from notes payable shareholder	60,135	2,873,168	2,933,303
Payments for capital leases	-	(35,959)	(35,959)
Principal payments on debt	-	(1,992)	(1,992)

Net Cash from Financing Activities	60,135	3,506,355	4,591,490

Net Decrease in Cash	-	(270,248)	-

Cash at Beginning of Year	-	270,248	-

Cash at End of Year	$ -	$ -	$ -

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ -	$ 11,827

Noncash Investing and Financing Activities:
Assets acquired as part of Asset Purchase Agreement for
266,667 shares of common stock and assumption of $5,000
of liabilities	$ -	$ -

Issuance of options for loan costs	$ -	$ 79,833

Assets surrendered as partial settlement of notes payable - related party
and transfer of capital lease obligations and notes payable.	$ -	$ 1,110,932

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

In August 2002, the Company entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby the Company acquired all of the assets of GOLV, valued at $510,225, and in return issued 266,667 shares of common stock.  The assets purchased included all plans, designs, concepts and any and all proprietary rights that were to be utilized in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 266,667 shares of the Company at $3.75 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 33,334 shares of the Company at $3.75 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

The Company is accounted for as a newly reorganized development stage company on January 2, 2002.  The Company began operating an 18-hole putting course in July and a pro shop in September 2003.  All operations ceased on October 31, 2003.

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

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because the fair value is estimated as of December 31, 2004, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

CASH

Cash and cash equivalents include investments in highly liquid debt instruments with an original maturity of three months or less.

PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

All property and equipment and construction in progress assets were assessed for impairment on October 31, 2003.  See Note 3 for impairment assessed and transfer of balance of assets during the year ended December 31, 2003.

INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 50,000 as of December 31, 2004 and 2003 were not included in the computations of diluted loss per share as their effect would be anti-dilutive.

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

No compensation cost has been recognized for its stock options in the accompanying financial statements for options granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2004 and December 31, 2003 as well as the assumptions used to compute fair value.

	December 31,
	2004	2003
Net loss applicable to common shareholders, as reported	$ (58,429)	$ (4,093,882)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(--)	(342,946)
Pro forma net loss per common share	$ (58,429)	$ (4,436,828)

Earnings per share, basic and diluted:
As reported	$ (--)	$ (5.70)

Pro forma	$ (--)	$ (6.00)

Expected dividend yield	--	-
Risk-free interest rate	--	2.0%
Expected volatility	--	285%
Expected life	--	2.7 years
Weighted average fair value per share	$ --	$ 5.10

NOTE 2.  BUSINESS CONDITION

As shown in the accompanying financial statements, the Company operated at a net loss of $58,429 and $4,093,882 during the years ended December 31, 2004 and 2003 and a net loss of $4,497,170 for the period from January 2, 2002 (date of reorganization) through December 31, 2004.  The Company ceased operations on October 31, 2003.  An impairment was recorded on construction in progress and leasehold improvements in 2003 (see Note 3).  The Promissory Note with VCA-NV (see Note 4) was secured by a Pledge Agreement of all of the Company’s assets.  Assets were transferred to VCA-NV and a portion of the balance of the Promissory Note was reduced by the carrying value of the transferred assets.  As of December 31, 2004, the balance of the Promissory Note with VCA-NV was $2,577,598.  These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management of the company is presently seeking to sell the public shell of the Company in the coming year.  There are no assurances that the Company will be successful in these efforts.

NOTE 3—PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment were disposed of during 2003 as explained below. Depreciation expense was $0 and $113,033 for 2004 and 2003, respectively.

In April 2003, the Company entered into a capital equipment lease to finance various office and restaurant/bar equipment.  The lease was for 36 months and the fair value of the leased equipment was $350,542.  In July 2003, the Company added additional equipment to the master lease.  The additional equipment was also leased for 36 months and the fair value was $298,296.  As part of the equipment leases, the Company entered into a guarantee agreement with ILX.  In November 2003, the Company transferred the assets underlying the lease with a carrying value of $603,182 to ILX and ILX assumed payments of those leases.  On the date of transfer, the leases had a remaining balance of $595,840.  The difference of $7,342 reduced the note payable balance to VCA-NV.

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

NOTE 4—NOTES PAYABLE RELATED PARTY

On June 30, 2003, the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at six dollars ($6.00) per share.  One of the advances made during the third quarter was made on a day when the market price of the stock was higher than the conversion price stipulated in the note and therefore triggered a beneficial conversion of $18,751.  This entry was recorded as amortization of interest expense and additional paid in capital.  The note had a Pledge Agreement securing all of the Company’s assets.  The Company ceased operations on October 31, 2003.  The Company defaulted on the note and VCA-NV enforced the Pledge Agreement.  Through October 2003, the Company was advanced $2,880,781.  Interest accrued into the note as of December 31, 2003 was $121,769.   VCA-NV assumed all of the Company’s assets in partial repayment of the note.  (See Note 3).  In addition, the Company transferred assets underlying equipment leases to ILX and ILX assumed payments of those leases.  On the date of transfer, the difference between the carrying value of the assets transferred and the assumption of the leases, reduced the balance of the note payable.  Due to the operating status of the company, interest was not accrued for year ended December 31, 2004. The balance on the note at December 31, 2004 is $2,577,598.

NOTE 5—REVERSE STOCK SPLIT

On January 24, 2005, the Company’s board of directors approved a one-for-thirty reverse stock split to its outstanding common stock and common stock options. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

NOTE 6—STOCK OPTIONS

In March 2003, the Company issued options to purchase 166,667 shares of common stock at $6.00 per share for financing acquisition fees.  These options were valued at $79,833 using the Black Scholes pricing model with the following assumptions:  expected volatility 277.71%, risk free interest rate 2.51% and an expected life of 4.96 years.  The $79,833 was originally included in long-term assets and was being amortized over the life of the note payable to VCA-NV.  The unamortized amount was expensed when the Company defaulted on the note in October 2003.

During 2003, the Company issued options to purchase 66,667 shares of common stock at exercise prices ranging from $5.40 to $6.00 per share to employees.  The company recorded no expense upon issuance due to the exercise price being at, or below, market value.  Options to purchase 33,334 of the shares have been terminated.

A summary of the stock option activity for the years ended December 31, 2004 and 2003 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	50,000	3.90
Granted	83,334	5.70
Forfeited	(83,334)	4.50
Outstanding at December 31, 2003	50,000	6.00
Granted	--	--
Forfeited	--	--
Outstanding at December 31, 2004	50,000	$ 6.00

Exercisable at December 31, 2003	50,000	$ 6.00
Exercisable at December 31, 2004	50,000	$ 6.00

At December 31, 2004, all outstanding options had an exercise price of $6.00 and a remaining contractual life of 1.73 years.

NOTE 7—INCOME TAXES

Deferred income tax assets are provided for temporary and permanent differences between financial statement and income tax reporting, primarily for net operating loss carryover. Net deferred income tax assets at December 31 consisted of the following:

	Year Ended December 31,
	2004	2003
Deferred income tax assets:
Operating loss carryforwards	$ 1,648,829	$ 1,645,325
Valuation allowance	(1,648,829)	(1,645,325)

Net deferred income tax asset	$ --	$ --

The Company included a net operating loss of $4,456,612 for the period from the acquisition of the assets of GOLV, August 10, 2002, through December 31, 2004. The Company included net operating losses of $392,884 related to losses prior to the acquisition of the assets of GOLV. The Company has net operating losses totaling $4,849,496 which expire from 2019 through 2023. Due to the Company ceasing operations during 2003, it is unlikely the net operating losses will be utilized and the Company has provided a full valuation allowance on these assets.

A reconciliation of the income tax benefit and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2004	2003
Federal, computed on income before taxes	$ (19,866)	$ (1,340,357)
Non-taxable items	(4,382)	1,015
Change in valuation allowance	3,504	1,491,000
Loss of State net operating loss	20,744	--

Income tax expense	$ --	$ 151,658

If the Company were to be sold, resulting in a more than 50% ownership change the Company will be subject to Section 382 of the Internal Revenue Code. Section 382 imposes limitations on the utilization of net operating losses by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period.

NOTE 8—LEGAL PROCEEDINGS

In October 2003, the Company received a complaint filed by a Las Vegas LLC demanding payment for GOLV liabilities of $90,000 plus interest.  The Company responded to the claim in November 2003.   The case was settled for $1,000 in September 2004.

In August 2004, the Company received a complaint filed by Viacom Outdoor Inc. demanding payment of $54,000 plus interest for amounts owned on a contract for billboard rental.  The case was settled for $25,000 in December 2004.