Form 10QSB
period 2005-03-31
GREENS WORLDWIDE INC
filed 2005-05-20
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

Class

Outstanding at March 31, 2005

Common Stock, without par value

732,031 shares

See notes to accompanying condensed financial statements

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 147,213	$ 167,135
Notes payable related party - current portion	2,605,654	2,577,598

Total Current Liabilities	2,752,867	2,744,733

Stockholders' Equity (Deficit)
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 732,031 shares issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,762,942
Accumulated deficit prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,505,304)	(4,497,170)

Total Stockholders' Deficit	(2,752,867)	(2,744,733)

Total Liabilities and Stockholders' Deficit	$ -	$ -

See notes to accompanying condensed financial statements

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from January 2, 2002
	Three Months		(date of Reorganization)
	Ended March 31,		through March 31,
	2005	2004	2005

Revenues	$ -	$ -	$ 105,935

Cost of Revenues	-	-	91,056

Gross Margin	-	-	14,879

Operating Expenses
General, administrative, and selling expenses	8,134	10,658	2,028,437
Interest expense	-	-	152,657
Depreciation	-	-	113,033
Impairment of long-term assets	-	-	2,226,056

Total Operating Expenses	8,134	10,658	4,520,183

Loss from Continuing Operations before Income Taxes	(8,134)	(10,658)	(4,505,304)

Income Tax Benefit (Expense)	-	-	-

Net Loss	$ (8,134)	$ (10,658)	$(4,505,304)

Weighted Average Shares of Common Stock
Outstanding	732,031	732,031

Basic and Diluted Loss Per Share	$ (0.01)	$ (0.01)

See notes to accompanying condensed financial statements

F-3

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from January 2, 2002
	Three Months		(date of Reorganization)
	Ended March 31,		through March 31,
	2005	2004	2005
Cash Flows from Operating Activities
Net loss	$ (8,134)	$ (10,658)	$ (4,505,304)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	-	114,647
Stock options issued for compensation and services	-	-	198,461
Beneficial conversion from shareholder notes payable	-	-	18,751
Impairment of long-term assets	-	-	2,226,056
Income tax expense/(benefit)	-	-	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	-	-	4,968
Accounts payable and accrued expenses	(19,922)	10,658	264,253

Net Cash from Operating Activities	(28,056)	-	(1,678,168)

Cash Flows from Investing Activities
Purchases of property and equipment and
construction in progress	-	-	(2,916,378)
Payment for deposit	-	-	(25,000)

Net Cash from Investing Activities	-	-	(2,941,378)

Cash Flows from Financing Activities
Proceeds from capital lease and notes payable	-	-	671,138
Proceeds from issuance of common stock	-	-	1,025,000
Proceeds from notes payable shareholder	28,056	-	2,961,359
Payments for capital leases	-	-	(35,959)
Principal payments on debt	-	-	(1,992)

Net Cash from Financing Activities	28,056	-	4,619,546

Net Decrease in Cash	-	-	-

See notes to accompanying condensed financial statements

PART I

ITEM I.

 FINANCIAL STATEMENTS

Cash at Beginning of Year	-	-	-

Cash at End of Year	$ -	$ -	$ -

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

BUSINESS DESCRIPTION

The Company began operating an 18-hole putting course in July 2003 and a pro shop in September 2003.  All operations ceased on October 31, 2003.  The Company currently believes its best use is to sell the shell to a Company desiring to become public.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 50,000 as of March 31, 2005 and 2004 were not included in the computations of diluted loss per share as their effect would be anti-dilutive.

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

No compensation cost has been recognized in the accompanying financial statements for stock granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

For the three months ended

March 31,

    2005

    2004

Net loss, as reported

$   (8,134)

$(10,658)

Deduct:  Total stock-based employee

compensation expense

determined under fair value based

method for all awards

              --

             --

Pro forma net loss per common share

$   (8,134)

$(10,658)

Earnings per share, basic and diluted:

  As reported

$       (0.01)

$        (0.01)

Pro forma

$       (0.01)

$        (0.01)

Note 2.  Business Condition

As shown in the accompanying financial statements, the Company operated at a net loss of $8,134 during the three months ended March 31, 2005 and a net loss of $4,505,304 for the period from January 2, 2002 (date of reorganization) through March 31, 2005.  The Company ceased operations on October 31, 2003.  As of March 31, 2005, the balance of the Promissory Note with VCA-NV was $2,605,654.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  Management of the company is presently seeking to sell the public shell of the Company in the coming year.  There are no assurances that the Company will be successful in these efforts.

Note 3.  Note Payable to Related Party

On June 30, 2003, the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  The note had a Pledge Agreement securing all of the Company’s assets.  The Company ceased operations on October 31, 2003.  The Company defaulted on the note and VCA-NV enforced the Pledge Agreement.  Through October 2003, the Company was advanced $2,880,781.  VCA-NV assumed all of the Company’s assets in partial repayment of the note.  In addition, the Company transferred assets underlying equipment leases to ILX and ILX assumed payments of those leases.  On the date of transfer, the difference between the carrying value of the assets transferred and the assumption of the leases, reduced the balance of the note payable.   The Company has not accrued interest on the note since December 31, 2003 due to its inability to pay the interest.  The Company received an additional $28,056 advance during the three months ended March 31, 2005. The balance of the note payable at March 31, 2005 was $2,605,654.

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

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

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

In November 2003, all assets underlying the two capital leases were transferred to ILX and ILX assumed payment of those leases.  VCA-NV enforced its Pledge Agreement and assumed all other assets of the Company in partial satisfaction of amounts owed under the Promissory Note.  The Company will attempt to sell the public shell of the Company during this year.

The general and administrative expenses incurred in the three months ended March 31, 2005 were for legal and transfer agent fees.

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

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

Exhibit 31 - CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

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

Date:  As of May 16, 2005