Form 10QSB
period 2005-06-30
GREENS WORLDWIDE INC
filed 2005-08-15
CIK 1072971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005	Commission File Number 0-25025

GREENS WORLDWIDE INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0718104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

346 Woodland Church Road, Hertford, NC 27944

(Address of principal executive offices)

Registrant's telephone number, including area code 252-264-2064

2111 E. Highland Avenue, Suite 210, Phoenix, AZ 85016

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

Yes    X

No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, without par value	732,031 shares

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30	December 31
ASSETS	2005	2004

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 147,213	$ 167,135
Notes payable related party - current portion	2,617,013	2,577,598

Total Current Liabilities	2,764,226	2,744,733

Stockholders' Deficit
Preferred stock, par value $10 per share;
5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000,000 shares
authorized; 732,031 shares issued and outstanding	2,625,008	2,625,008
Additional paid-in capital	2,762,942	2,762,942
Accumulated deficit prior to the development stage	(3,635,513)	(3,635,513)
Accumulated deficit during the development stage	(4,516,662)	(4,497,170)

Total Stockholders' Deficit	(2,764,226)	(2,744,733)

Total Liabilities and Stockholders' Deficit	$ -	$ -

See notes to accompanying condensed financial statements

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					from January 2, 2002
	Three Months		Six Months		(date of Reorganization)
	Ended June 30,		Ended June 30,		through June 30,
	2005	2004	2005	2004	2005

Revenues	$ -	$ -	$ -	$ -	$ 105,935

Cost of Revenues	-	-	-	-	91,056

Gross Margin	-	-	-	-	14,879

Operating Expenses
General, administrative, and selling expenses	11,359	9,768	19,493	20,426	2,039,796
Interest expense	-	-	-	-	152,657
Depreciation	-	-	-	-	113,033
Impairment of long-term assets	-	-	-	-	2,226,056
Total Operating Expenses	11,359	9,768	19,493	20,426	4,531,542

Loss from Continuing Operations Before Income Taxes	(11,359)	(9,768)	(19,493)	(20,426)	(4,516,663)

Income Tax Benefit (Expense)	-	-	-	-	-

Net Loss	$ (11,359)	$ (9,768)	$ (19,493)	$ (20,426)	$ (4,516,663)

Weighted Average Shares of Common Stock
Outstanding	732,031	732,031	732,031	732,031

Basic and Diluted Loss Per Share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.03)

See notes to accompanying condensed financial statements

PART I

ITEM I.

 FINANCIAL STATEMENTS

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from January 2, 2002
	Six Months		(date of Reorganization)
	Ended June 30,		through June 30,
	2005	2004	2005
Cash Flows from Operating Activities
Net loss	$ (19,493)	$ (20,426)	$ (4,516,663)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	-	114,647
Stock options issued for compensation and services	-	-	198,461
Beneficial conversion from shareholder notes payable	-	-	18,751
Impairment of long-term assets	-	-	2,226,056
Income tax expense/(benefit)	-	-	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	-	-	4,968
Accounts payable and accrued expenses	(19,922)	20,426	264,253
Net Cash from Operating Activities	(39,415)	-	(1,689,527)
Cash Flows from Investing Activities
Purchases of property and equipment and construction in progress	-	-	(2,916,378)
Payment for deposit	-	-	(25,000)

Net Cash from Investing Activities	-	-	(2,941,378)
Cash Flows from Financing Activities
Proceeds from capital lease and notes payable	-	-	671,138
Proceeds from issuance of common stock	-	-	1,025,000
Proceeds from notes payable shareholder	39,415	-	2,972,718
Payments for capital leases	-	-	(35,959)
Principal payments on debt	-	-	(1,992)
Net Cash from Financing Activities	39,415	-	4,630,905
Net Decrease in Cash	-	-	-
Cash at Beginning of Year	-	-	-
Cash at End of Year	$ -	$ -	$ -

See notes to accompanying condensed financial statements

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

BUSINESS DESCRIPTION

The Company began operating an 18-hole putting course in July 2003 and a pro shop in September 2003.  All operations ceased on October 31, 2003.  In June 2005, the Company entered into an Agreement for the Exchange of Common Stock (the Agreement) with US Pro Golf Tour, Inc. (USPGT) and its shareholders.  Per the terms of the Agreement, the Company would issue 10,000,000 shares of common stock to the shareholders of USPGT, 8,000,000 shares of which would be delivered at closing and the remaining 2,000,000 shares to be delivered upon the achievement of certain revenue and income projections as more fully described in the Agreement attached as Exhibit 10.1 to the Company’s July 11, 2005 Form 8-K and incorporated herein by reference.  The transaction closed in July 2005 and the Company now operates the US Pro Golf Tour (the Tour), a complete, televised professional golf tour.  The Tour allows professional and amateur golfers to compete in 54-hole tour events with the atmosphere of the large tours.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  Options outstanding of 50,000 as of June 30, 2005 and 2004 were not included in the computations of diluted loss per share as their effect would be anti-dilutive.  The 50,000 options outstanding as of June 30, 2005 were cancelled in conjunction with the closing of the Agreement described above.

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

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

No compensation cost has been recognized in the accompanying financial statements for stock granted to employees.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$ (11,359)	$ (9,768)	$ (19,493)	$ (20,426)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	-	-	-	-

Pro forma net loss per common share	$ (11,359)	$ (9,768)	$ (19,493)	$ (20,426)

Earning per share, basic and diluted:
As reported	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.03)

Pro forma	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.03)

Net Loss	$ -	$ -	$ -	$ -

Weighted Average Shares of Common Stock
Outstanding	732,031	732,031	732,031	732,031

Basic and Diluted Loss Per Share	$ -	$ -	$ -	$ -

Note 2.  Business Condition

As shown in the accompanying financial statements, the Company operated at a net loss of $11,359 and $19,493 during the three and six months ended June 30, 2005 and a net loss of $4,516,663 for the period from January 2, 2002 (date of reorganization) through June 30, 2005.  The Company ceased operations on October 31, 2003.  As of June 30, 2005, the balance of the Promissory Note with VCA-NV was $2,617,013.  In July 2005, in conjunction with the closing of the Agreement for the Exchange of Common Stock, the Promissory note was reduced to $250,000 and the terms were changed to be payable in twelve months at prime rate in exchange for $100,000 cash at closing and an additional 1,000,000 million shares of common stock.  The financial statements do not include any adjustments

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3.  Note Payable to Related Party

On June 30, 2003, the Company entered into a Promissory Note and Agreement with VCA-NV to provide up to $2.5 million in working capital.  The note accrued interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments of $10,000 commencing January 15, 2004.  The note was convertible into common stock at twenty cents ($0.20) per share.  The note had a Pledge Agreement securing all of the Company’s assets.  The Company ceased operations on October 31, 2003.  The Company defaulted on the note and VCA-NV enforced the Pledge Agreement.  Through October 2003, the Company was advanced $2,880,781.  VCA-NV assumed all of the Company’s assets in partial repayment of the note.  In addition, the Company transferred assets underlying equipment leases to ILX and ILX assumed payments of those leases.  On the date of transfer, the difference between the carrying value of the assets transferred and the assumption of the leases, reduced the balance of the note payable.   The Company has not accrued interest on the note since December 31, 2003 due to its inability to pay the interest.  The Company received an additional $39,415 advance during the six months ended June 30, 2005. The balance of the note payable at June 30, 2005 was $2,617,013.  In July 2005, in conjunction with the closing of the Agreement for the Exchange of Common Stock, the Promissory note was reduced to $250,000 and the terms were changed to be payable in twelve months at prime rate in exchange for $100,000 cash at closing and an additional 1,000,000 million shares of common stock.

Note 4.  Subsequent Events

In July 2005, as a condition to the closing of the Agreement for the Exchange of Common Stock, 10,000,000 shares of common stock were issued to the individual shareholders of USPGT as detailed in the Company’s July 11, 2005 Form 8-K and incorporated herein by reference.  8,000,000 of the 10,000,000 shares were delivered at closing.  The initial 8,000,000 shares give the shareholders of USPGT an 82.2% ownership in the Company, changing control of the Company. The remaining 2,000,000 shares will be delivered upon the achievement of certain revenue and income projections as more fully described in the Agreement attached as Exhibit 10.1 to the Company’s July 11, 2005 Form 8-K and incorporated herein by reference.  In addition, 1,000,000 shares of common stock were issued to, and $100,000 cash was paid to, VCA-NV at closing in exchange for the revision in the Promissory Note to a balance of $250,000 payable in 12 months with interest accruing at prime rate.  The outstanding options to purchase 50,000 shares of common stock were also cancelled in conjunction with the closing of the Agreement.

In conjunction with the closing of the Agreement, the Directors and the Officers of the Company resigned.  The following individuals were elected to serve as the Board of Directors until the next Annual Meeting of  the Company:  R. Thomas Kidd, Vera L. Harrell and Robert Marshburn.

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

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

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

In June 2005, the Company entered into an Agreement for the Exchange of Common Stock (the Agreement) with US Pro Golf Tour, Inc. (USPGT) and its shareholders.  Per the terms of the Agreement, the Company would issue 10,000,000 shares of common stock to the shareholders of USPGT, 8,000,000 shares of which would be delivered at closing and the remaining 2,000,000 shares to be delivered upon the achievement of certain revenue and income projections as more fully described in the Agreement

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

attached as Exhibit 10.1 to the Company’s July 11, 2005 Form 8-K and incorporated herein by reference.  In addition, in conjunction with the closing of the Agreement, the Promissory note was reduced to $250,000 and the terms were changed to be payable in twelve months at prime rate in exchange for $100,000 cash at closing and an additional 1,000,000 million shares of common stock.  The transaction closed in July 2005 and the Company now operates the US Pro Golf Tour (the Tour), a complete, televised professional golf tour.  The Tour allows professional and amateur golfers to compete in 54-hole tour events with the atmosphere of the large tours.

The general and administrative expenses incurred in the three and six months ended June 30, 2005 were for legal and transfer agent fees.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, as a condition to the closing of the Agreement for the Exchange of Common Stock, 10,000,000 shares of common stock were issued to the individual shareholders of USPGT as detailed in the Company’s July 11, 2005 Form 8-K and incorporated herein by reference.  8,000,000 of the 10,000,000 shares were delivered at closing.  The initial 8,000,000 shares give the shareholders of USPGT an 82.2% ownership in the Company, changing control of the Company. The remaining 2,000,000 shares will be delivered upon the achievement of certain revenue and income projections as more fully described in the Agreement attached as Exhibit 10.1 to the Company’s July 11, 2005 Form 8-K and incorporated herein by reference.  In addition, 1,000,000 shares of common stock were issued to  VCA-NV at closing in exchange for the revision in the Promissory Note.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

GREENS WORLDWIDE INCORPORATED

(A Development Stage Company)

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

GREENS WORLDWIDE INCORPORATED

(Registrant)

/s/ Connie S. Ross
Connie S. Ross
Former Chairman

/s/ Margaret M. Eardley
Margaret M. Eardley
Former Acting Chief Financial Officer

Date:  As of August 12, 2005