Form 10QSB
period 2005-09-30
GREENS WORLDWIDE INC
filed 2005-12-16
CIK 1072971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 0-25025

GREENS WORLDWIDE INCORPORATED

(Exact name of small business issuer as specified in its charter)

Arizona	86-0718104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

346 Woodland Church Road, Hertford, NC 27944
(Address of principal executive offices)

252-264-2064
(Registrants’ telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,549,883 shares of Common Stock, as of October 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

GREENS WORLDWIDE INCORPORATED

INDEX

Page Number

PART I
Financial Information	3

Item 1 - Unaudited Financial Statements:

Balance Sheet as of September 30, 2005	3

Statements of Operations for the Three Months Ended September 30, 2005 and the Period from January 28, 2005 (inception) to September 30, 2005	4

Statements of Cash Flows for the Period from January 28, 2005 (inception) to September 30, 2005	5

Notes to Unaudited Financial Statements	6

Item 2. - Management’s Discussion and Analysis or Plan of Operation	12

Item 3 - Controls and Procedures	15

PART II.
Other Information (Items 1-6)	15

Part I
Financial Information
Item 1

GREENS WORLDWIDE INCORPORATED
Consolidated Balance Sheet

September 30, 2005

ASSETS

Current Assets
Cash	$713,551
Other current assets	68,615

Total Current Assets	782,166

Note receivable	500,000
Equipment, net	1,685
Deferred loan costs	98,612
Deposit	13,333

Total Assets	$1,395,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued compensation	$360,000
Accounts payable and accrued expenses	199,791
Deferred revenue	304,400
Note payable	398,634

Total Current Liabilities	1,262,825

Long-term debt	20,053

Total Liabilities	1,282,878

Stockholders' Equity
Preferred stock, par value $10, per share; 5,000,000 shares
authorized; none issued
Common stock, no par value; 50,000,000 shares authorized;
13,547,551 shares issued and outstanding	2,028,923
Deferred compensation	(145,676)
Accumulated deficit	(1,770,329)

Total Stockholders' Equity	112,918

Total Liabilities and Stockholders' Equity	$1,395,796

See notes to financial statements

GREEN WORLDWIDE INCORPORATED
Consolidated Statement of Operations

	Three Months	January 28, 2005
	Ended	( Inception) to
	September 30, 2005	September 30, 2005

Revenues	$101,140	$101,900

Operating Expenses
Compensation	1,789,932	1,789,932
Selling, general and administrative expenses	75,685	95,178
Gain on sale of assets	(86,676)	(86,676)
Interest, net	73,795	73,795

Total Operating Expenses	1,852,736	1,872,229

Net Loss	$(1,751,596)	$(1,770,329)

Basic loss per share	$(0.16)	$(0.19)

Basic weighted average number of
shares outstanding	10,626,128	9,440,393

See notes to financial statements

GREEN WORLDWIDE INCORPORATED
Consolidated Statement of Cash Flows

January 28, 2005
( Inception) to
September 30, 2005
Cash flow from operating activities
Net loss	$(1,770,329)
Adjustments to reconcile net loss
to cash used in operating activities
Stock-based compensation	1,300,432
Amortization and depreciation	71,535
Amortization of deferred revenue	(100,000)
Gain on sale of assets	(86,676)
Changes in assets and liabilities
Increase in other assets	(65,186)
Accrued compensation	360,000
Increase in accounts payable and accrued expenses	19,960
Increase in deferred revenue	4,400

Cash used in operating activities	(265,864)

Cash flow from investing activities
Purchase of assets (net of liabilities assumed of $38,783)	(18,250)
Purchase of equipment	(1,785)

Cash used by investing activities	(20,035)

Cash flow from financing activities
Proceeds from sales of common stock	49,450
Proceeds from notes payable (net of financing costs of $115,000)	1,050,000
Payment of note payable	(100,000)

Cash provided by financing operations	999,450

Increase in cash and cash at end of period	$713,551

See notes to financial statements.

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.

ORGANIZATION AND OPERATIONS

Organization

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the state of Delaware. On April 1, 2005, the Company changed its name to US Pro Golf Tour, Inc. (Company, USPGT).

Operations

The Company promotes the golf industry through the production and management of golf tournaments. The Company currently operates a professional golf tour at tournaments throughout the United States. Revenues are generated through the sale of player memberships, entry fees to tournaments, local and national sponsorships, pro am team entries, and the sale of television commercial units during its televised program on the Golf Channel, titled 54 Holes To Sunday.

Purchase of Assets

On February 28, 2005, the Company acquired certain assets and assumed certain liabilities from a related party, under common control with the Company. The Company acquired equipment, other assets and contracts of $29,596 in exchange for $18,250 cash, assumption of liabilities of $38,783 and the issuance of 150 shares of common stock of USPGT.  As the transaction was between entities under common control, the acquisition was recorded at the historical cost of the seller, the negative book value of the assets, net of liabilities assumed, of $27,437, as a charge to common stock

Merger of USPGT and GRWW

On July 11, 2005, Greens Worldwide Incorporated (GRWW) acquired all the outstanding common stock of the Company in exchange for 10,000,000 shares of common stock, of which 2,000,000 are being held in escrow until certain minimum revenues and net income requirements are met prior to December 31, 2006. GRWW recorded the issuance of 8,000,000 shares at their fair value of $3,200,000 and the balance of the shares will be recorded when and if earned.

GRWW was incorporated in 1992 and was inactive at the time of the merger.

Subsequent to the acquisition, the former shareholders of USPGT will own approximately 82% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of USPGT, for financial statement reporting purposes, the acquisition was treated as a reverse acquisition, with USPGT deemed the accounting acquirer and GRWW deemed the accounting acquiree. The consolidated financial statements include the operations of GRWW from the date of the merger.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of USPGT as of June 30, 2005 and for the six months then ended and the notes thereto contained in Form 8-K/A, dated November 10, 2005, and financial statements of GRWW as of December 31, 2004 and for the year then ended and the notes thereto contained in a Form 10-KSB, dated March 31, 2005, both as filed with the Securities and Exchange Commission.

Interim results are not necessarily indicative of the results for a full year.

         The consolidated financial statements include all the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management believes the funding commitments as noted in Note 10, if funded, will allow the Company to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

Sponsorship fees are recognized over the period of the sponsorship. Tour card fees, which are nonrefundable, are amortized over the tour (calendar) year.  Tournament fees are recognized when the tournament occurs.

Stock-based Compensation

Compensation costs for stock and stock warrants issued to employees and nonemployees are based on the fair value method. The values of stock warrants are calculated using a Black Scholes Model.

Loss per Share

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share was not presented as it was anti-dilutive.

New Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.

NOTE PAYABLE

In July 2005, the Company borrowed $165,000 from a finance company, payable on November 8, 2005, with interest at 8%, per annum, and convertible into shares of common stock. In addition, the Company issued warrants to purchase 200,000 shares of the Company's common stock, exercisable at $.40, per share, through July 2010. The warrants were valued at $51,680 and charged to note discount. The Company incurred a financing fee of $15,000 in connection with the borrowing.

In November 2005, the note and accrued interest thereon were repaid.

4.

LONG-TERM DEBT

On September 16, 2005, the Company entered into an agreement to borrow an aggregate of $2,480,000 payable September 16, 2008, with interest at 15%, per annum. The note is collateralized by certain intellectual property and equipment and guaranteed by an officer of the Company. The guaranty is collateralized by 3,415,520 shares of the Company's common stock. The note is convertible into common stock at the lesser of the trading price, as defined, or $.10, per share, and callable if the Company's outstanding shares are trading at less than $.40, per share, as defined.

In addition, the Company issued warrants to purchase 200,000 shares of the Company's common stock, exercisable at $0.75, per share, through June 2010.

On September 16, 2005 and in November 2005, the Company borrowed $1,000,000, and $500,000, respectively. The Company can borrow an additional $500,000 upon an effective registration statement filed by the Company with the Securities and Exchange Commission and the balance of $480,000 is for interest.

The fair value of both a beneficial conversion feature and the warrants was $1,000,000, which has been recorded as a note payable discount and is being amortized over the term of the note.

5.

COMMITMENTS AND CONTINGENCIES

Commitments

On September 30, 2005, the Company was committed for legal services of $50,000, payable in either cash or stock.

The Golf Channel

The Company is committed for the purchase of television coverage for a specified number of spots, etc. for $273,333.

Employment Agreements

On September 9, 2005, the Company entered into employment agreements with three officers through September 2010.  The agreements provides for aggregate annual salaries of $330,000, increasing to $432,000 on January 1, 2006 and 10% each year thereafter. The agreements also provide for discretionary bonuses and participation in all of the Company's compensation plans, if established, If the employment is terminated, as defined, the employees may be entitled to a payment equal to one years' compensation.

Marketing Agreement

The Company is committed under an agreement for a marketing and sponsorship program through August 31, 2008 for $10,000, per month, against a 20% commission on sales of sponsorships and television media inventory.  In addition, the Company issued 100,000 shares of common stock for the creation of an overall strategic marketing plan.  Additionally, the Company issued warrants to purchase 400,000 shares of common stock, as follows:  100,000 shares at $0.35, per share, through August 30, 2005; 100,000 shares, at $0.50, per share, through October 31, 2005; 100,000 shares, at $0.75, per share, through December 31, 2005; and 100,000 shares, at $1.00, per share, through June 30, 2006.  All unexercised warrants will be voided if the agreement is terminated prior to June 30, 2006.

The shares and warrants were valued at $152,010, their fair value, and recorded as deferred compensation, classified as a reduction of stockholders' deficit, and are being amortized over the term of the agreement.

Litigation

The Company has been made aware of a complaint against the Company and others on behalf of and in the right of the corporation for breach of officers' and directors' fiduciary duties, seizure of corporate opportunity, and unjust enrichment. The Company is not aware of the amount of claims, except for a claim for maintenance of the lawsuit in excess of $10,000.

6.

SPONSORSHIPS

On September 30, 2005, the Company entered into a sponsorship agreement through December 31, 2005 in exchange for 500,000 shares of the sponsor's common stock.  The shares were valued at zero, their fair value. In addition, the Company is committed to purchase certain equipment units for $30,000.

On August 22, 2005, the Company entered into a sponsorship agreement through December 31, 2005, in exchange for a note receivable of $400,000, payable with interest at 6%, per annum.

7.

SALE OF ASSETS

On August 22, 2005, the Company agreed to sell certain assets acquired in February 2005 for a note receivable of $100,000, plus 8% of the gross revenues to be earned by the purchaser through December 31, 2015.  The note is payable in annual installments of $25,000 commencing August 31, 2006, with interest at 6%, per annum, payable annually commencing March 31, 2006 and is convertible into common stock of the issuer, as defined.

8.

FORGIVENESS OF INDEBTEDNESS

In July 2005, prior to the merger, GRWW settled a note payable to a related party of $2,617,013 in exchange for $100,000 in cash,  a note of $250,000 and 1,000,000 shares of common stock. The note is payable on June 20, 2006, with interest at 18%, per annum.

9.

SUBSEQUENT EVENTS

On October 31, 2005, the Company entered into an agreement to purchase certain marketing, designing, and producing interactive CD Rom assets in exchange for 100,000 shares of the Company’s common stock and payment of a royalty equal to 8% of gross revenue from the sales of CD Rom products for a period of five years.

10.

FUNDING ARRANGEMENTS

On September 7, 2005, the Company entered into an agreement for introductions to parties to invest in the Company in exchange for fees equal to 10% of the total gross proceeds, payable in cash and an equal number of warrants to purchase shares of the Company’s common stock as the investor. The warrants shall be for a five year term with an exercise price equal to the price of the investor.

The Company entered into an agreement, as amended, to sell up to $50,000,000 of the Company's common stock under an equity line of credit arrangement, over 60 months. The Company has agreed to pay a non-refundable document preparation fee of $10,000 in cash for this transaction.

All these funding arrangements are effective upon the Company's effective registration Statement filed with the Securities and Exchange Commission.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Under former management, no longer associated with the Company, the Company filed its Form 10-KSB for year ended December 31, 2004 which indicated no assets and no revenues for year ended December 31, 2004 and subsequently filed under the same management, no longer associated with the Company, its Forms 10-QSB for quarters ended March 31, 2005 and June 30, 2005, both of which similarly indicated no assets or revenues during the periods indicated.

Current management first became involved with the Company by virtue of the Company entering into an Agreement for the Exchange of Common Stock with US Pro Golf Tour, Inc. (“USPGT”) and its shareholders.  The “Agreement for the Exchange of Common Stock” was attached as exhibit 10.1 to the Company’s Form 8-K with Date of Report of July 11, 2005, as filed July 12, 2005 the full contents of which are herewith incorporated by reference.

By virtue of the Agreement for the Exchange of Common Stock, USPGT became a wholly owned subsidiary of the Company on July 11, 2005 and a resulting change of control in the Company, both in terms of stock ownership and new management occurred (all former officers and directors having resigned).  Shortly thereafter (and as reported in the same Form 8-K) the Company received $165,000 in cash from Southridge Capital LP in the form of a convertible note, since repaid in full.

With new management in place and led by R. Thomas Kidd, its President and Chief Executive Officer, the Company embarked upon an active program of both augmenting its available financial resources and considering various business opportunities.

In that regard and as reported in Form 8-K with Date of Report of September 21, 2005 (filed September 27, 2005), the Company entered into a Securities Purchase Agreement (the “Agreement”) and related agreements with a group of four private unaffiliated investors.  The transaction closed on September 21, 2005, pursuant to which the Company was to receive $2,000,000; $1,500,000 of which has already been received with the balance due and payable upon effectiveness of a Form SB-2 Registration Statement filed on November 14, 2005

Commencing September 29, 2005 and through November 18, 2005, the Company filed eight Forms 8-K (and two Forms 8-K/A both of which related to pro forma financial information required as a result of entry into the aforementioned Agreement for the Exchange of Common Stock reported in Form 8-K of July 11, 2005).  Reference is made to each of such Forms 8-K as relates to such items as an Asset Purchase Agreement with US Pro Golf League and a Marketing Agreement with Worldwide Marketing and Media LLC, both of which Forms 8-K were filed on September 29, 2005.

The Company entered into an Equity Line of Credit Agreement in the amount of $30,000,000 which superseded a prior $5,000,0000 agreement with the same party, Brittany Capital Fund Ltd. as reported on Form 8-K with Date of Report of October 25, 2005 (as filed November 2, 2005) and thereafter entered into a further modification to such agreement with the same party increasing such Equity Line of Credit from $30,000,000 to $50,000,000 and increasing the term of the Agreement from 36 months to 60 months as reported in Form 8-K filed November 18, 2005 with Date of Report of November 18, 2005.

No comparative information appears for quarters ended September 30, 2005 and September 30, 2004 by virtue of the facts that the Company was under different management during September 30, 2004 and as heretofore indicated had no revenues or assets as of September 30, 2004.

Subsequent Event

On October 31, 2005 the Company entered into an Asset Purchase Agreement with BreakThru Media, Inc. (“BTM”), a firm then engaged in the business of marketing, designing and producing interactive CD Rom products. The Company purchased the right, title, and interest of BTM in and to all of the assets of BTM. used exclusively in its business free and clear of any and all liens, claims, charges, security interests, and encumbrances as the same existed on the October 31, 2005 Closing Date, as follows and shown in Exhibit 10.1, Asset Purchase Agreement:

All intellectual property, trade name, trade secrets, trademarks, personnel contracts, web site, strategic partnerships, sponsors, publications, operating model, manuals, and all other confidential information relating to the business; and

All current, past and future clients.

The foregoing highlights and summarizes certain pertinent terms and conditions contained in the above-referenced Asset Purchase Agreement to which reference is made for the complete terms and conditions of such Agreement, a copy of such Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K as filed November 4, 2005.

Liquidity

In order to maintain liquidity and pursue active business operations and potential acquisitions, the Company entered into a $2,000,000 Agreement ($1,500,000 has already been received) as reported in Form 8-K filed September 27, 2005 and entered into an Equity Credit Line of Agreement, initially for $5,000,000, subsequently increased to $30,000,000 and subsequently increased to $50,000,000 (all as reported in Forms 8-K filed July 12, 2005 November 2, 2005 and November 18, 2005).

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (our President, R. Thomas Kidd). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None through period ended September 30, 2005.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

a.

None other than ass previously reported in Form 8-K

b.

Not Applicable

c.

during the quarter ended September 30, 2005, the Issuer did not purchase or repurchase any of its equity securities.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Securityholders

None, except for obtaining stockholder consent in June of 2005 relating to the Agreement for the Exchange of Common Stock as filed as Exhibit 10.1 to Form 8-K filed July 12, 2005.

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENS WORLDWIDE INCORPORATED

By: /s/ R. Thomas Kidd

_____________________________________

R. Thomas Kidd, President, Chief Executive Officer and Director

December 15, 2005