Form 10KSB
GREENS WORLDWIDE INC
filed 2006-04-14
CIK 1072971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-25025

GREENS WORLDWIDE INCORPORATED
(Name of Small Business Issuer in its Charter)

ARIZONA	86-0718104
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

346 Woodland Church Road Hertford, N.C.	27944
(Address of Principal Executive Offices)	(Zip Code)

252-264-2064
Issuer’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                Title of Class

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                               Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange. ☐ Yes ☐ No.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State Issuer’s revenues for its most recent fiscal year. $99,384

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 7, 2006 is 17,734,597 shares, all of one class, no par value per share. Of this number 5,516,197 shares having an aggregate market value of $12,301,119 based on the closing price of Registrant’s common stock of $2.23 on April 10, 2006 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) were held by non-affiliates of the Registrant.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date. As of April 7, 2006 we had 17,734,597 shares outstanding.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

Transitional Small Business Disclosure Format ☐ Yes ☒ No

RISK FACTORS

If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

Risks Relating to Our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We began operating an 18-hole putting course in July 2003 and a pro shop in September 2003. We ceased operations on October 31, 2003.  In June 2005, we entered into an Agreement for the Exchange of Common Stock with US Pro Golf Tour, Inc. and its shareholders and recommenced operations on July 11, 2005.   There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. In evaluating our business and prospects, these difficulties should be considered.

We Have a History Of Losses Which May Continue, and May Negatively Impact Our Ability to Achieve Our Business Objectives.

We operated at a net loss of $1,717,705 for the period from January 2005, date of inception, through December 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our business. We may not achieve all our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed and If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our sales and marketing activities. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow. Any additional equity financing may involve substantial dilution to our then existing shareholders. See however Form 8-K with date of report of November 18, 2005 and Exhibit thereto as relates to entry into Private Equity Credit Agreement with maximum commitment of $50,000,000 over a term of sixty (60) months.

Our Independent Registered Public Accounting Firm Has Stated There is Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated March 20, 2006 on our financial statements as of December 31, 2005, our independent auditor raised substantial doubt about our ability to continue as a going concern (as expressed in Note 2 to such financial statements). Management believes that the funding commitment which we currently have will allow us to continue as a going concern. However there is no guarantee that we will become profitable and be able to adhere to the terms and conditions of the various financings.

If We Are Unable To Retain The Services Of Thomas Kidd Or If We Are Unable To Successfully Recruit Qualified Personnel Having Experience In Our Business, We May Not Be Able To Continue Our Operations In The Manner Envisioned.

Our success depends to a great extent upon the continued service of Thomas Kidd, our President and Chief Executive Officer. Loss of the services of Mr. Kidd could have a material adverse effect on our growth, revenues, and prospective business. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in our line of business. Competition for qualified individuals is intense.

Our Success is Dependent Upon Our Ability to Adequately Protect Our Intellectual Property, including trade name, trade secrets and trademarks.

We hold a federal trademark of the name and logo of our television program “54 Holes To Sunday”. We also hold service marks on our name US Pro Golf Tour, and copyrights on our website content and Breakthru Media products. Where patent protection is not available, we rely for protection of our intellectual property on trade secret law and nondisclosure and confidentiality agreements with our employees and others. There can be no assurance that such agreements will provide meaningful protection for our trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such trade secrets or know-how. In addition, others may obtain access to or independently develop technologies or know-how similar to ours.

Our success will also depend on our ability to avoid infringement of proprietary rights of others. We are not aware that we are infringing any such rights, nor are we aware of proprietary rights of others for which we will be required to obtain a license in order to develop our products. However, there can be no assurance that we are not infringing proprietary rights of others, or that we will be able to obtain any technology licenses we may require in the future.

Profits of enterprises involved in the golf industry are generally dependent upon many variables

The business of operating professional golf events is complex and subject to many factors which can affect the success or failure of the events. We are dependent on many support structures, including, but not necessarily limited to, player participation, media coverage, event community support, sponsorships, television, qualified personnel to conduct the event, charity relationships, and public acceptance of us. Failure of any of these support structures affect the level of success. Failure of more than one of these support structures will severely impact our business and our ability to continue to hold all events.

Risks Relating to Our Current Financing Arrangement :

There Are a Large Number of Shares Underlying Our Secured Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 7, 2006, we had 17,734,597 shares of common stock issued and outstanding. We also have secured convertible notes outstanding, and are obligated to issue secured additional convertible notes, that may be converted into shares of common stock at current market prices and related warrants to purchase 6,000,000 shares of common stock at an exercise $.75 per share. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. See also Form 8-K with date of report of September 21, 2005.

The Continuously Adjustable Conversion Price Feature of our Secured Convertible Notes May Have a Depressive Effect on the Price of Our Common Stock.

The secured convertible notes are convertible into shares of our common stock. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the holders of the secured notes may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If an Event of Default Occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreement or Intellectual Property Security Agreement, the Investors Could Take Possession of all Our Goods, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreements we entered into in September 16, 2005, we executed a Security Agreement and an Intellectual Property Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. For a complete summary of the terms and conditions of the aforesaid Securities Purchase Agreement, reference is made to our First Amendment to our Registration Statement (333-129682) under the heading “Securities Purchase Agreement”.

Risks Relating to Our Common Stock :

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

PART I

Item 1.  Description of Business

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This 10-KSB contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events.

In some cases, you can identify forward-looking statements by words such as “may”, “should”, “expect,” “plan,” “could,” “anticipate,” “intend” “believe,” “estimate,” “predict” “potential”, “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

We began operating an 18-hole putting course in July 2003 and a pro shop in September 2003.  We ceased operations on October 31, 2003.  In June 2005, we entered into an Agreement for the Exchange of Common Stock with US Pro Golf Tour, Inc. and its shareholders.

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the State of Delaware. On February 28, 2005, American Sports & Golf Acquisitions Tour, Inc. acquired certain assets and assumed certain liabilities of ASGA Tour, Inc., an S-Corporation. On April 1, 2005, the corporation name was changed by the Secretary of State of Delaware to US Pro Golf Tour, Inc .

Pursuant to the terms of the Agreement for the Exchange of Common Stock with US Pro Golf Tour Inc., (filed as Exhibit 10.1 to Form 8-K with date of report of July 11, 2005) we issued an aggregate of 10,000,000 shares of common stock to the shareholders of US Pro Golf Tour. The transaction closed in July 2005. We recommenced operations on July 11, 2005.  Through our wholly owned subsidiary, US Pro Golf Tour, we operate an intermediary professional golf tour conducting events for former PGA Tour professionals preparing for the Champions Tour, non-exempt professionals on the Champions Tour, and celebrity challengers and professionals 18 years old and up preparing for the PGA Tour.  We also conduct a Pro Net competition for players of all skill levels 18 years of age and older who will compete for substantial prize money with their handicaps in the Tour event atmosphere of Tour events. Our tournaments are week-long events with Junior Clinics, pro-ams, entertainment, leader boards and hospitality, with local market charities benefiting from the event.  Events have been televised on The Golf Channel through the Tour's show, "54 Holes to Sunday" and in 2006 the events will be telecast on Fox Sports Net.  The US Pro Golf Tour has all the amenities of the PGA Tour, including electronic leader boards, official scoreboard, real-time scoring, hospitality center, gallery and national television coverage on Fox Sports Net.  Through our wholly owned subsidiary, BreakThru Media, incorporated in January 2006, (whose assets we acquired in October 2005, See Form 8-K with date of report of November 2, 2005) we sell, produce and develop interactive CD ROM collateral and marketing products to sports organizations.

Our principal offices are located at 346 Woodland Church Road, Hertford, NC 27944, and our telephone number is (252) 264-2064. We are an Arizona corporation. We also maintain a virtual office environment at 5 Concourse Parkway, Suite 3000, Atlanta, Georgia 30328

SECURITIES PURCHASE AGREEMENT - Summary

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Partners II, LLC, accredited investors on September 16, 2005 (as reported in Form 8-K with date of report of September 21, 2005, filed September 27, 2005)for the sale of (i) $2,480,000 in secured convertible notes and (ii) warrants to buy 6,000,000 shares of our common stock.

The investors committed to providing us with the funds (gross proceeds) as follows:

•	$1,000,000 was disbursed on September 16, 2005;

•	$500,000 was disbursed upon filing of Registration Statement on November 14, 2005 (333-129682); and

•	$500,000 to be disbursed within two days of the effectiveness of such Registration Statement.

The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.10 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The four accredited investors have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Corporate Background

We were incorporated in 1992 under the name Red Rock Collection Incorporated. We changed our name to Sedona Worldwide Incorporated on September 19, 1997. On August 7, 2002 we changed our name to Greens Worldwide Incorporated. We were a majority-owned subsidiary of ILX Resorts Incorporated, an Arizona corporation (“ILX”) until December 31, 1999, when ILX effected a distribution of all of the shares of the Company’s Common Stock to the ILX shareholders of record as of December 21, 1999, on a pro rata basis.

On November 21, 2001, our shareholders approved a plan to execute a tax-free reorganization that would be accounted for as a reverse acquisition.  On January 2, 2002 we entered into a General Bill of Sale, Assignment and Assumption Agreement with ILX whereby ILX assumed all of our assets and liabilities, leaving a “shell company” available for the reorganization discussed above.

In August 2002, we entered into an Asset Purchase Agreement with The Greens of Las Vegas, Inc. (“GOLV”) whereby we acquired all of the assets of GOLV and in return issued 8,000,000 shares of common stock.  The assets purchased include all plans, designs, concepts and any and all proprietary rights to be utilized in the GOLV business plan.  The Asset Purchase Agreement was executed as part of a Memorandum of Understanding that provided for ILX to purchase 8,000,000 million of our shares at $0.125 per share.  In addition, an officer of the Company was issued a stock option from ILX to purchase 1,000,000 of our shares at $0.125 per share, with the exercise price to increase 10% per year.  The option was terminated in 2003.

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the State of Delaware. On February 28, 2005, American Sports & Golf Acquisitions Tour, Inc. acquired certain assets and assumed certain liabilities of ASGATour, Inc., an S-Corporation. On April 1, 2005, the corporation name was changed by the Secretary of State of Delaware to US Pro Golf Tour, Inc.

In June 2005, we entered into an Agreement for the Exchange of Common Stock with US Pro Golf Tour, Inc. and its shareholders.  Pursuant to the terms of the Agreement, we agreed to issue an aggregate of 10,000,000 shares of common stock to the shareholders of US Pro Golf Tour (Roy Thomas Kidd & Nancy A. Kidd, Robert Marshburn, Vera L. Harrell, Brett Hanson, Kenneth A. Steiner and ASGA Tour, Inc) , 8,000,000 of which were issued upon the closing and 2,000,000 of which will be issued upon the achievement of certain revenue and income projections. The issuance of the 8,000,000 shares gave the shareholders of US Pro Golf Tour an 82.2% ownership interest in us. The transaction closed in July 2005.

General Overview of Current Operations

We began operating an 18-hole putting course in July 2003 and a pro shop in September 2003. We ceased operations on October 31, 2003.  Through our wholly owned subsidiary, US Pro Golf Tour, we operate an intermediary professional golf tour conducting events for former PGA Tour professionals preparing for the Champions Tour, non-exempt professionals on the Champions Tour, and celebrity challengers and professionals 18 years old and up preparing for the PGA Tour.  We also conduct a Pro Net competition for players of all skill levels 18 years of age and older who will compete for substantial prize money with their handicaps in the Tour event atmosphere of Tour events. Our tournaments are week-long events with Junior Clinics, pro-ams, entertainment, leader boards and hospitality, with local market charities benefiting from the event.  Events have been televised on The Golf Channel through the Tour's show, "54 Holes to Sunday" and in 2006 will be televised on Fox Sports Net.  The US Pro Golf Tour has all the amenities of the PGA Tour, including electronic leader boards, official scoreboard, real-time scoring, hospitality center, gallery and national television coverage on Fox Sports Net.

Several thousand aspiring professionals compete on "mini-tours" where they play for their own money and in most cases less the portion which is deducted for green fees and the mini-tour promoter. We are committed to building a tour where the players will play for more than their own entry fees, where they will be sponsorship supported, and where they can gain the experience they need to succeed in their careers. We are engaged in providing a tour event atmosphere generally found only on the PGA Tours and in developing a tour where players can pay low entry fees and receive substantial payouts. In addition, we provide the opportunity for golfers with handicaps to compete "inside-the-ropes" and experience what it is like to play on the PGA Tour

54 Holes to Sunday

"54 Holes to Sunday," has been an inside-the-ropes highlights show of our events. In 2006, 54 Holes to Sunday will be an inside-the-ropes highlight show of the New England Pro Tour, a wholly owned subsidiary of the Company. We conduct tour level events for players of all ages and skill levels, former PGA and Champions Tour professionals, and celebrities. "54 Holes to Sunday," allows viewers to follow these players as they play in several planned U.S. tour stops and offers an up close look at life on the Tour for players and golfers from all walks of life. "54's" cameras focus on the action, to bring viewers the highlights of golfers of all skill levels competing in a PGA Tour atmosphere. In addition, "54" offers more than just highlights, it provides viewers with the personal stories, triumphs and tragedies of the golfers. All Tour events and the Tour Championship will be broadcast on FoxSports Net.

FSN reaches more than 81 million homes through its network of 22 regional sports channels. FSN, based in Los Angeles, serves as the cable TV home to 62 of the 82 MLB, NHL and NBA teams based in the United States, and produces over 4,500 live events each year. In addition to home team games, FSN telecasts a wide variety of national sports events and programming, including Best Damn Sports Show Period and Beyond the Glory. For the latest up-to-the-minute sports news and opinions, visit the FOX Sports/FSN website at www.FoxSports.com.

The Golf Channel, co-founded by Arnold Palmer, is available in more than 60 million homes throughout the United States, Canada, Japan and the United Kingdom through cable, satellite and wireless companies. It features a programming schedule that includes more live golf coverage than any other network - an extensive blend of golf competition from around the world - as well as news, instruction and original specials. In addition to being the exclusive television home of the Nationwide Tour, European Tour and Canadian Tour, The Golf Channel is the exclusive cable home of the Champions Tour and televises other competition from the LPGA Tour, USGA, PGA of America, PGA Tour of Australasia and Sunshine Tour of Southern Africa.

US Pro Golf Tour in March of 2006 entered into an agreement with officials of the Trump Million Dollar Invitational for the event to be designated as a Major Championship of the US Pro Golf Tour. The Trump Million Dollar Invitational will be televised worldwide on ESPN.

Competition

Pro Championship Competition

•	We provide a venue for former PGA Tour and Champions Tour players and other professionals preparing for the Champions Tour and the PGA Tour.

•	Cut on fields after 36 holes when 179 or less players are in the field to top 72 plus ties and when there are 180 or more players in the field to the top 70 plus ties with all players making the cut receiving a check.

•
Purse is escrowed prior to commencement of tournament play. US Pro Golf Tour entered into an escrow agreement with the independent law firm of McLaughlin & Stern, New York, New York for purposes of handling and disbursing all Tour prize monies.

•	Purse disbursement within a week of conclusion of event.

At all events, golfers 18 to 47 play championship tees and players 48 and above play a forward set of tees for the same purse.

Pro Net Competition
Pro-Net Division gives an opportunity for players of all skill levels to compete for substantial purses.

•	For average players 18 and above with 1 to 36 handicaps, we provide the experience of competing on Tour just like the Pros on the PGA Tour, including a select number of celebrities.

•	We provide a PGA Tour atmosphere with electronic scoreboards, leaderboards and gallery.

•	Cuts are determined on an event-by-event basis.

•
Purse is escrowed prior to commencement of tournament play. . US Pro Golf Tour entered into an escrow agreement with the independent law firm of McLaughlin & Stern, New York, New York for purposes of handling and disbursing all Tour prize monies.

•	Purse disbursement within a week of conclusion of event.

Pro Am

•	18 hole team event

•	One Pro Championship or celebrity and three amateurs

•	As a Pro Championship or Pro Net player, each player can bring a three man amateur team with them to play in each Pro Am

•	Pro Am entry includes Pairings Party on Wednesday night and Pro Am Awards Banquet on Thursday night. Pro Ams will be either 8 a.m. or 1 p.m. shotgun starts.

Handicap System Guidelines

Our Handicap System is a combination of an existing software program, which computes handicaps under the USGA and the R&A guidelines and two customized applications designed by us.

The first application is that we reserve the right to adjust handicaps on a round by round basis if a player posts a score outside the parameters established by the Tour.  This application is designed to prevent sandbagging and maintains a level playing field for all contestants.  Scoring may be adjusted as a result post round, insuring that no contestant receives an unfair advantage.

The second application is a process whereby a player is given strokes on specific holes according to t he course rating as to hole difficulty.  A player may use strokes to better his score on those specific holes, but only to a net score of par.  A player making a natural birdie or eagle does not receive strokes.  In other words, strokes may be used to preserve par at any time when the player is over par, but may not be used to yield a net score under par.

We have completed a statistical analysis of average players recording scores using the system.  It yielded the desired results by leveling the playing field for every competitor. See SB-2A1 filed February 6, 2006 for statistical analysis information

We have adopted this system for all Tour events.  Our system also provides event operations scoring staff with the ability to conduct real time electronic leaderboards to provide information to the players and the gallery as to the players' standing throughout the round.

Initial Handicap and Adjustments

 A player filing a Membership Form will be required to provide a verifiable handicap.  After the first round played, the player's handicap will be established according to the round's scores.  This is the handicap the player will start with.  However, the handicap may be adjusted by us according to our adjustment procedures.

Membership

1.	Member Status
A player who has filed a Membership Form and paid the required fee is granted full membership and is eligible to enter all events in the Pro Championship or Pro Net Divisions in 2006. If a player files for membership and is not accepted by us, then the fee is refundable. Once the membership is granted, the fee is non-refundable. We, in our sole discretion, reserve the right to reject any membership.

2.	Money List Exemption - 2007
A player who is a member in good standing in either the Pro Championship or Pro Net Division will automatically receive an exemption for their 2007 Tour Card. The official money list for determining the exemptions for 2007 will be from the earnings of players in official regular season events in 2006. The Top 30 Money Winners in both the Pro-Championship and Pro-Net Divisions will receive an exemption from qualifying.

Rules and Regulations with respect to the Tour may be changed, modified, or altered at our discretion at any time.

We offer three different memberships:

Full US Pro Golf Tour Card Membership

Available for players in the Pro Championship or Pro Net Divisions.

Entitles player to compete in all US Pro Golf Tour regular season events.

Benefits program includes discounts on up to 100,000 products including travel, golf and dining.

US Pro Golf Tour Associate Membership

Available to any member of the public or industry.

$50 annual dues.

Benefits of discounts on up to 100,000 golf, travel, dining, etc. products.

Tour hat and money clip.

Copy of Annual Golf Guide.

Free event pass to all Tour sanctioned events.

US Pro Golf Tour Corporate Membership

Available to any business or business owner.

$750 per year.

Signage and program listing at each major tour event.

Website listing for 12 months with linking.

Benefits of discounts on up to 100,000 golf, travel, dining, etc. products.

Hat, shirt and money clip.

Free gallery access at all Tour sanctioned events.

Inclusion in annual US Pro Golf Tour Guide.

25% discount on pro-am entries.

Charity Relationships

We establish a relationship with a local charity or charities in the event market whereby the charity supplies support for the event in the form of volunteers, and we commit a minimum contribution to the participating charity, plus an additional sum of the Pro-Am Team proceeds and sponsorships signed by the charity.  In addition, the charity may, at its option, conduct an auction, live or silent, in connection with the Pro-Am tournament and retain 100% of the proceeds.  We also compensate the charity for any in-kind sponsorships procured by or facilitated by the charity or any member of the organizing committee, which are accepted by us.  The value assigned to the in-kind sponsorship will be cost.

Competitors

Management believes that the Company has no direct competitors. We do not consider the PGA Tour as a competitor because the PGA Tour has more resources, player names, broader television rights agreements, and is the governing body for Professional Golf in the United States. Because of these factors we cannot compete with the PGA Tour.

There are many mini tours throughout the United States none of which have the amenities, television and media coverage, operational expertise, or funding that we have. As such, they do not represent any significant competition to us.

Marketing and Sales

We have established strategic relationships with Fox Sports, the Golf Channel, Worldwide Marketing and Media Group. Through these partners we market out television programming and our sponsorships

Recent Developments

On July 11, 2005, in connection with the closing of the Agreement for the Exchange of Common Stock with US Pro Golf Tour, Inc. VCA Nevada released us from an obligation of $2.6 million owing to VCA Nevada for consideration paid by us of $100,000 cash, one million restricted shares of our common stock, and a $250,000 note from the shareholders of our wholly owned subsidiary, US Pro Golf Tour, Inc.

On July 8, 2005, we entered into definitive agreements with Southridge Capital LP and Brittany Capital Management Limited relating to equity and debt financing in the amount of $5.165 million. We received $165,000 cash in the form of a convertible note and a $5 million equity funding commitment for a period of three years. Pursuant to the Agreement, the equity funding commitment may not be utilized by us until we file a registration statement and such registration statement is declared effective by the Securities and Exchange Commission

On August 24, 2005, we entered into an Agreement for an Asset Purchase with US Pro Golf League, Inc.   Pursuant to the terms of the Agreement, US Pro Golf League, Inc purchased all of our right, title, and interest in and to all of our assets used exclusively in the League, in exchange for a 6% convertible promissory note for $100,000 due August 31, 2009 and 8% of future gross revenue of the US Pro Golf League over a ten year period ending December 31, 2015.

On October 25, 2005, we entered into a settlement agreement with Southridge Capital Partners LP and Brittany Capital Management Limited, pursuant to which we agreed to repay (and have since repaid) the $165,000 on or before November 8, 2005 together with an additional $24,200 associated with interest and redemption premium. We also entered into a new Private Equity Credit Agreement substantially in the form of the July 8, 2005 agreement in the amount of $30,000,000 which superseded the July 8, 2005 agreement. We have agreed to file a registration statement in connection with the Private Equity Credit Agreement within 45 days after the date of the Settlement Agreement. On November 18, 2005, we entered into an agreement with Brittany Capital Management to increase the amount committed from $30,000,000 to $50,000,000 and increase the term of the agreement from 36 months to 60 months.

On October 31, 2005, we have entered into an Asset Purchase Agreement with BreakThru Media, Inc., which is engaged in the business of marketing, designing and producing interactive CD Rom products. Pursuant to the Asset Purchase Agreement we acquired all of the right, title, and interest in an to all the assets of BreakThru including (a) all intellectual property, trade name, trade secrets, trademarks,  personnel contracts, web site, strategic partnerships, sponsors, publications, operating model, manuals, and all other confidential information relating to the business of BreakThru; and (b)all current, past and future clients.

During the first quarter of 2006, we entered into three additional acquisition agreements as summarized in Management’s Discussion and Analysis or Plan of Operation (with references to Form 8-Ks filed for each of such acquisitions).

Item 2.  Description of Property

Our properly includes intangible assets, including a website developed by us and a website, tradename, trademark and other intangibles acquired from Break Thru Media, and fixed assets, consisting primarily of golf tour event equipment.

We rent corporate office space from an officer of the Company. From January 28, 2005 to December 31, 2005 we paid $1,098 for rent.

Our newly acquired subsidiaries all will continue to operate with the acquired properties and in their office and/or production space.

We believe our existing property is adequate to operate through December 31, 2006.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

We were served with process in February 2006 i..e., a “Verified Direct and Derivative Complaint” filed in the District Court, Clark County, Nevada (Case No. A511809, Dept. No. XVIII) on October 4, 2005 by the Greens Of Las Vegas, Inc. against Greens Worldwide Incorporated (“GRWW”), 2 other corporations, 7 individuals and Does I through X (names unknown) whereby Plaintiff brings an action “on behalf of and in the right of the corporation…”. The alleged actions complained of predate the June 10, 2005 Agreement entered into by us with US Pro Golf Tour, Inc. (as reported in Form 8-K with date of report of July 11, 2005) which resulted in our current management, none of whom are named as Defendants.

The Complaint alleges that Defendants entered into an arrangement with Plaintiff to develop certain real estate and that thereafter Defendants conspired to retain control of such realty and sell it for their own benefit.

Plaintiff asserts eleven causes of action ranging from Breach of Officers and Directors Fiduciary duties and Duties of Loyalty to Seizure of Corporate Opportunity and Unjust Enrichment. Neither us nor any member of our current management team is named as a Defendant in any of the above-referenced individual causes of action.

Plaintiff’s prayer for relief (aside from claims for damages of various natures) request the authorization of maintenance of this lawsuit as both a direct and derivative action and damages in excess of $10,000.

We intend to vigorously defend this lawsuit in its and its shareholders’ best interests.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of year ended December 31, 2005, no stockholders meetings were held, except that the Board approved (as did stockholders holding the requisite number of shares necessary for such approval) an increase in the Company’s authorized common stock from fifty million to one hundred million shares..

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the symbol "GRWW.OB."

For the periods indicated, the following table sets forth the range of the high and low bid prices per share of common stock for each full quarterly period with the two most recent calendar years and any subsequent interim period.

	High($)	Low ($)
Calendar Year 2004
First Quarter	0.90	0.45
Second Quarter	0.60	0.60
Third Quarter	0.60	0.51
Fourth Quarter	0.54	0.42
[1]Calendar Year 2005
First Quarter	2.10	0.15
Second Quarter	0.40	0.40
Third Quarter	0.75	0.35
Fourth Quarter	2.00	0.35
Calendar Year 2006
First Quarter [1]	4.00	1.40

Holders

As of April 7, 2006 there are 603 recordholders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Computershare Trust Company, Inc. located at 350 Indiana St. Suite 800, Golden CO 80401.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

No Purchases

During calendar year ended December 31, 2005, the Company did not purchase any of its equity securities.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Some of the information contained herein contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect,” “anticipate,” “believe,” “estimate,” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

1   The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." All prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the Over-The-Counter Bulletin Board. During the indicated periods of time, the Registrant's common stock was not traded or quoted on any automated quotation system other than as indicated herein. The market quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this 10-KSB.

Net Loss

We had a net loss of ($1,717,705) from January 28, 2005, our inception, through December 31, 2005.

Revenues

We had revenues of $99,384 for the period from January 28, 2005, our inception, through December 31, 2005. Revenue was generated through the sale of player memberships, entry fees to tournaments and pro am team entries.

Tour Expenses, Compensation and Selling, General and Operating Expenses

We had tour expenses, compensation and selling, general and operating expenses of $618,383, $597,000 and $398, 962 for the period from January 28, 2005 to December 31, 2005. Tour expenses consisted of green fees, prize money and other expenses of operating the golf tournaments.

Liquidity and Capital Reserves

Management believes that the recent financing obtained by us (See “Business Overview - Securities Purchase Agreement”) will be sufficient to fund our operations for the next twelve months.

Plan of Operations

We endeavor to promote the golf industry through the production and management of golf tournaments around the country. We currently operate a Professional Golf Tour.

During the next twelve months the company intends to conduct a minimum of ten professional golf events and a maximum of fifteen professional golf events across the country.

We plan to employ such additional employees as necessary during the next twelve months.

In June 2005, we entered into an Agreement for the Exchange of Common Stock (the Agreement) with US Pro Golf Tour, Inc. (USPGT) and its shareholders.  Pursuant to the terms of the Agreement, we agreed to issue 10,000,000 shares of common stock to the shareholders of USPGT, 8,000,000 shares of which would be delivered at closing and the remaining 2,000,000 shares to be delivered upon the achievement of certain revenue and income projections as more fully described in the Agreement.

Management has developed a strategy to (1) obtain significant funding to provide the capital to execute the business plan; (2) develop its intermediary professional golf tour by providing golf tour events and developing strategic partnership necessary to maximize the success of the events from a financial standpoint, (3) evaluate, negotiate, and close acquisitions of other sports related entities in football, basketball, hockey, and golf for the express purpose of providing multiple sports platforms for sponsors/advertisers to grow revenues, and (4) acquire various related sports entity vendors to vertically integrate the company’s operations to maximize earnings. Through December 31, 2005, we had one operating subsidiary: US Pro Golf Tour, Inc. The US Pro Golf Tour conducted its Tour Championship November 10-13 in Atlanta, Georgia, and has televised the event on The Golf Channel under its program title “54 Holes to Sunday”. The US Pro Golf Tour has also finalized its 2006 schedule of 10 events and set the purse amounts for the competitions. See also (iv) below.

During the first quarter of 2006, we continued our acquisition program as follows:

i.
On March 6, 2006, we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with Crowley & Company Advertising, Inc. (“CCA”), (See Form 8-K with date of report of March 7, 2006, filed March 10, 2006 for copy of Agreement)a firm engaged in the business of advertising, promotion, public relations, ad specialties, and wearables. Under the terms of the agreement, we purchased 100% of the common stock of CCA for a warrant to purchase 100,000 shares of our restricted common stock along with a cash payment of $75,000. The Closing Date was March 31, 2006. See also Form 8-K with date of report of March 31, 2006, filed April 4, 2006.

ii.
On March 13, 2006, we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with New England Pro Golf, Inc., d/b/a Cleveland Golf Tour (“NEPG”), a company engaged in the management and production of golf events in the Northeast area of the United States. The transaction closed on March 31, 2006. Under the terms of the Agreement, (heretofore filed on March 17, 2006 as an Exhibit to Form 8-K with date of report of March 15, 2006), we purchased 100% of the common stock of NEPG for our restricted common stock valued by the parties at $1,450,000 with $250,000 stock value held by our Transfer Agent until NEPG completes an audit.

Shareholders of NEPG shall also receive warrants to purchase up to one million shares of our common stock at various exercise prices through 2010 ranging from one ($1) dollar to four ($4) dollars per share with expiration dates and specific prices being as indicated in the Agreement in the third paragraph to Section 1 entitled “Terms”). Se also Form 8-K with date of report of March 31, 2006, filed April 5, 2006.

iii.
On March 29, 2006, we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with North American Football League (“NAFL”), a developmental football league designed for colleges and the pros. The League has grown from 18 teams in 1999 to over 100 teams operating in 24 divisions. The League has grown to a playoff system and a National Championship which is conducted at the Disney Wide World of Sports Complex in Orlando, Florida. Under the terms of the agreement, we will purchase 100% of the common stock of NAFL for our restricted common stock valued at $500,000. The Closing Date is set for April 30, 2006. See also Form 8-K with date of report of March 29, 2006, filed April 4, 2006. Shareholders of NAFL shall receive warrants to purchase up to 500,000 shares of our common stock at various exercise prices through 2012 ranging from $1 to $5 per share.

iv.
Our wholly owned subsidiary US Pro Golf Tour, Inc. (“Producer”) entered into a Television Broadcast Agreement with National Sports Programming, owner and operator of Fox Sports Net Programming Service (“FSN”). The Agreement provides for a one-hour telecast of each of our nine regular tour events and a two hour telecast of our Tour Championship on FSN. Initial event telecasts will air in May 2006, and will be re-aired on a weekday through November concluding with the Tour Championship.

Producer will supply to FSN nine (9) fully produced and broadcast quality sixty (60) minute episodes and one (1) fully produced and broadcast quality two (2) hour episode of the Series which will feature golf action from the country’s premier intermediary professionals, playing in PGA tour caliber events for prize money.

Producer will pay FSN a distribution fee totaling four hundred ninety thousand ($490,000) dollars with different sums allocated for specific episodes.

FSN has the option, exercisable in writing no later than December 15, 2006 to renew the terms of this Agreement for 2007 with respect to ten (10) new original episodes from the 2007 U.S. Pro Golf Tour (the “2007 Episodes”) with payments thereunder to FSN being increased by 5% over the preceding year.

v.
April 5, 2005 we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with Still Moving, Inc. (“SMI”), and its sole stockholder. SMI is an independent television production firm and will provide in-house television production capabilities to produce the television programming of the U.S. Pro Gold Tour on Fox Sport Net and the New England Pro Golf Tour on The Golf Channel.

Under the terms of the agreement, we will purchase 100% of the common stock of SMI from its sole stockholder for $150,000 worth of our common stock based on the average thirty day closing price prior to the closing date of the Agreement. The Closing Date is set for April 15, 2006. See also Form 8-K with date of report of April 5, 2006, filed April 10, 2006.

We will commence the 2006 Tour in May and will continue to work toward the expansion of the number of events and corresponding revenues. The Tour is also currently developing an in-market support program necessary for the events to be conducted.

There are numerous risks and uncertainties involved in the production of major sports events. Those risks include: 1) inability to obtain adequate funding through existing financing commitments; 2) the lack of advertising and sponsorship support; 3) the lack of player participation; 4) the lack of media coverage to maximize the sponsorship and advertising revenues; 5) the absence of a long-term television contract which will impact advertising and sponsorship revenue; 6) the failure to develop efficient in-market relationships for charities and business communities; and 7) a general lack of interest by the public in sporting events produced by us.

Tour events conducted as major sporting events are complex and demanding. There are numerous opportunities for some of the necessary elements to be lacking which would result in operating inefficiencies and a significant financial loss. We intend to manage our events in a manner so that the impact on our revenues and operations will not be negative, but there can be no assurance that we will not be negatively impacted, despite the best efforts of management.

During the next twelve months, we intend to pursue the development of our professional golf tour, continue to pursue strategic partnerships, and to evaluate other sports acquisition candidates. However, no assurance can be given that the Company will be successful in executing this strategy.

Off Balance Sheet Arrangements

The Company currently has no off balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact the Company in the future, actual results may differ from these estimates.

Revenue Recognition

Revenue is recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured. Sponsorship fees are recognized over the period of the sponsorship. Tour card fees and memberships, which are nonrefundable, are amortized over the tour (calendar) year. Tournament entry fees are recognized when the tournament occurs.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management.

Recently Issued Accounting Standards

The Financial Accountings Standards Board has issued FASB Statement No. 154, “Accounting Changes and Error Correction”, which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7.  Financial Statements

The financial statement required by this report are included commencing on page F-1.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On December 12, 2005, our Board of Directors dismissed Epstein, Weber & Conover, PLC (“Epstein”), who was engaged on November 10, 2005, with the subsequent dismissal on November 11, 2005, of Hansen, Barnett & Maxwell (“HBM”) as the Registrant’s independent registered public accounting firm. Therefore, Epstein performed no audit or audit-related services for the Company. Management believes there were no disagreements with Epstein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Epstein, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

HBM’s reports on the Registrant’s financial statements as of and for the years ended December 31, 2004 and 2003 and for the period January 2, 2002 through December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report for years ended December 31, 2004 and 2003 contained a modification paragraph that expressed substantial doubt about the Registrant’s ability to continue as a going concern.

On December 15, 2005, the Company filed a Form 8-K disclosing the dismissal of Epstein which attaches a letter from Epstein wherein Epstein stated that it disagreed with statement that “ there were no disagreements with Epstein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Epstein, would have caused it to make reference to the subject matter of the disagreements in connection with its reports”. Epstein stated that
“We have informed management of Greens Worldwide, Inc. of significant deficiencies in internal controls which we believe is a reportable event under Item 304(a)(1)(iv)(B)(1) of Regulation SB.

Upon receipt of interim financial information for the period ended September 30, 2005 we informed management that we did not agree with its accounting and presentation of:

Sale of intellectual property for a long term note receivable
Common stock warrants issue with debt instruments
Accounting for beneficial conversion feature on debt
Accounting for the business combination (reverse merger)
Restructured debt

We have engaged Most & Company, LLP (as of December 12, 2005) to serve as our independent registered public accounting firm.

Additionally, Forms 8-K/A1 and A2 were filed in January 11, 2006 and March 10, 2006 as relates to this matter and in response to certain SEC comments related to this matter and Epstein’s aforesaid letter.

Item 8A.     Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer (one person), conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on such evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

Item 8B.     Other Information

None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following are our current directors and executive officers:

Name	Age	[2] Position
R. Thomas Kidd	59	President, Chief Executive Officer and Director
Vera L. Harrell	57	Vice President, Administration, Secretary and Director
Robert Marshburn	60	Senior Vice President and Director

R. Thomas Kidd has served as our President, Chief Executive Officer and a Director since June 2005. In addition, Mr. Kidd served as President and CEO of the US Pro Golf Tour from January 2005 through July 2005. Mr. Kidd has served as the President and CEO of the American Senior Golf Association, ASGA Tour, Inc. from 1999 through January 2005. During Mr. Kidd’s tenure at ASGA Tour, Inc. its securities were quoted on the OTC BB.

Vera L. Harrell has served as our Secretary and a Director since June 2005. Ms. Harrell has served as Secretary of US Pro Golf Tour, Inc. from January 2005 through July 2005 and Secretary of the American Senior Golf Association, ASGA Tour, Inc. from 1999 through January 2005.

Robert Marshburn has served as our Director since June 2005. Mr. Marshburn also served as Senior Vice President of US Pro Golf Tour from January 2005 through July 2005. Mr. Marshburn has previously served as Senior Vice President of ASGA Tour, Inc. from June 2003 through January 2005. Mr. Marshburn also served as independent marketing representative of Seiko Time Corporation from December 1999 through February 2003.

2  For directors, the term of office is until the next annual meeting of shareholders. For officers, the term of office is until the next annual meeting of the Board of Directors, presently scheduled to be held immediately following the annual meeting of the shareholders.

Board Committees

At present we do not have any board committees.

Code Of Ethics

The Board of Directors has not yet adopted a Code of Business Conduct and Ethics (Code) applicable to our directors, principal executive and financial officer, principal accounting officer or controller, and persons performing similar functions.

Item 10.     Executive Compensation

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option Plan

On February 7, 2006 the Company filed a Form S-8 Registration Statement (333-131622) so as to register 3,000,000 shares of its common stock underlying any issued options. The Broadly Based Non-Statutory Stock Option Plan (the “Plan”) was approved by the Company’s Board of Directors and the requisite stockholders owning a majority of the issued and outstanding common stock, both as of January 21, 2006. Copies of both the Plan and related Prospectus were filed with the above-referenced S-8 Registration Statement as Exhibits 4 and 99 respectively thereto.

Employment Agreements - Summary

On April 15, 2005, the Company entered into a consulting agreement with Mr. Kidd, CEO of the Company. This agreement provides for a monthly base fee in an amount not less than the initial specified amount and is for a period of continuous employment until mutual written agreement between the Company and Mr. Kidd or upon the merger with or acquisition of the Company as a publicly traded entity, at which time the executive employment agreement between Mr. Kidd and the Company will become effective as of the date of closing of the merger or acquisition of the Company by a public entity at the option of Mr. Kidd.

The three employees of the Company along with Mr. Kidd, consultant to the Company, agreed to waive their rights to unpaid wages incurred during the period from January 28, 2005 (inception) to June 30, 2005. Accordingly, no accrued liability was recorded for these wages.

On September 9, 2005, the Company entered into executive employment agreements with Mr. Kidd, Ms. Harrell, and Mr. Marshburn. All persons are officers of the Company. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on any Company bonus plan or plans that may be adopted in addition to any discretionary bonus to be determined by the Board of Directors of the Company, and is subject to the right of the Company to terminate their respective employment at any time without cause. Each of the employment agreements provides for continuous employment for a one-year term that renews automatically unless otherwise terminated. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), the executives will be entitled to a payment equal to 12 months' salary. Each of the foregoing agreements also contains a covenant limiting solicitation of any employee of the Company or its affiliates for 12 months following termination of employment. Such agreements may be summarized as follows:

R. Thomas Kidd - President and Chief Executive Officer
Pursuant to the terms of an Agreement with Thomas Kidd dated September 9, 2005, we have agreed to pay to Mr. Kidd an annual salary of $180,000 through January 1, 2006 which will increase to $240,000 thereafter and increase ten percent per annum commencing January 1, 2007. The Agreement provides for an initial term of five years which will extend automatically for consecutive one-year periods unless terminated on terminated upon ninety days notice by us or Mr. Kidd. Mr. Kidd received a signing bonus of $240,000.

Vera L. Harrell - Vice President, Administration
Pursuant to the terms of an Agreement with Ms. Harrell dated September 9, 2005, we have agreed to pay to Ms. Harrell an annual salary of $60,000 through January 1, 2006, which will increase to $72,000 thereafter and increase ten percent per annum commencing January 1, 2007. The Agreement provides for an initial term of five years which will extend automatically for consecutive one-year periods unless terminated on terminated upon ninety days notice by us or Ms. Harrell. Ms. Harrell received a signing bonus of $60,000. In addition, Ms. Harrell received three hundred thousand shares of common stock.

Robert A. Marshburn - Senior Vice President
Pursuant to the terms of an Agreement with Mr. Marshburn dated September 9, 2005, we have agreed to pay to Mr. Marshburn an annual salary of $90,000 through January 1, 2006, which will increase to $120,000 thereafter and increase ten percent per annum commencing January 1, 2007. The Agreement provides for an initial term of five years which will extend automatically for consecutive one-year periods unless terminated on terminated upon ninety days notice by us or Mr. Marshburn. Mr. Marshburn received a signing bonus of $60,000.

The following table sets forth the compensation awarded to, earned by or paid to Greens Worldwide Incorporated’s Chief Executive Officer and other executive officers of the Company whose salary and bonus for the year ended December 31, 2005 exceeded $100,000.

		Annual Compensation		Long-Term Compensation
			Other Annual	Securities
Name and Principal Position	Year	Salary	Compensation	Underlying Options

R. Thomas Kidd	2005	$ 60,000	240,000 [3]
Chief Executive Officer, President
and Chief
Financial Officer

Vera L. Harrell	2005	$ 30,000	60,000 [4]
Vice President
and Secretary

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 7, 2006 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, all of such shares of common stock are owned with sole voting and investment power. The title of class of all securities indicated below is common stock. As of April 7, 2006, there were issued and outstanding 17,734,597 shares of Common Stock.

3  Bonus of which $120,000 was not yet paid and was included in accrued compensation as of December 31, 2005.
4  Bonus of which $30,000 was not yet paid and was included in accrued compensation as of December 31, 2005.

Amount and nature of Beneficial Ownership

[5] Name and Address of Beneficial Owner	Common Shares Presently Held	Percent of Class

R. Thomas Kidd c/o Greens Worldwide Incorporated 346 Woodland Church Road, Hertford, NC 27944	[6] 6,422,300	36.21%

Vera L. Harrell c/o Greens Worldwide Incorporated 346 Woodland Church Road, Hertford, NC 27944	979,200	5.52%

Robert Marshburn c/o Greens Worldwide Incorporated 346 Woodland Church Road, Hertford, NC 27944	2,716,900	15.32%

ASGA Tour Inc. c/o Greens Worldwide Incorporated 346 Woodland Church Road Hertford, NC 27944	1,200,000	6.20%

VCA Nevada Incorporated 2111 E Highland Avenue Suite 210 Phoenix, Arizona 85016	1,000,000	5.64%

All directors and executive officers as a group (3 persons)	10,118,400	57.05%

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

5  Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
6  Includes 3,006,780 shares owned by R. Thomas Kidd and his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse.

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

Item 13.     Exhibits

(a)     31.1 Certification by Chief Executive Officer
           31.2 Certification by Chief Financial Officer

Item 14.     Principal Accountant Fees and Services

1.	Audit Fees

The aggregate fees billed for the calendar year ended December 31, 2005, for professional services rendered by Most & Company LLP, for the audit of the Registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the calendar year ended 2005 were approximately $40,000.

2.	Audit Related Fees

The aggregate fees billed for the calendar year ended December 31, 2005, for assurance and related services by Most & Company LLP, that are reasonably related to the performance of the audit of the Registrant's financial statements for the calendar year ended 2005 were $-0-.

3.	Tax Fees

The aggregate fees billed for the calendar year ended December 31, 2005, for professional services rendered by Most & Company LLP for tax compliance, tax advice and tax planning for the calendar year ended 2005 were $-0-.

4.	All Other Fees

The aggregate fees billed for the calendar year ended December 31, 2005, for products and services provided by Most & Company LLP other than those services reported above, for the calendar year ended 2005 were $-0-.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENS WORLDWIDE INCORPORATED

/s/ R. Thomas Kidd

By: R. Thomas Kidd
President, Chief Executive Officer, Chief Financial Officer and Director

Date: April , 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Dates
/s/ R. Thomas Kidd
R. Thomas Kidd	President, Chief Executive Officer, Chief Financial Officer and Director	April , 2006

/s/ Vera L. Harrell
Vera L. Harrell	Vice President, Administration, Secretary and Director	April , 2006

/s/ Robert A. Marshburn
Robert A.Marshburn	Senior Vice President and Director	April , 2006

GREENS WORLDWIDE INCORPORATED
AND SUBSIDIARY

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greens Worldwide Incorporated
Hertford, North Carolina

We have audited the accompanying consolidated balance sheet of Greens Worldwide Incorporated and subsidiary as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from January 28, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greens Worldwide Incorporated as of December 31, 2005 and the results of its operations and its cash flows for the period from January 28, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative net worth, and has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Most & Company, LLP

New York, New York Most & Company, LLP
March 20, 2006 (March 31, as to Note 16)

GREENS WORLDWIDE INCORPORATED
AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 2005

ASSETS

Current Assets
Cash	$16,307
Note receivable - current portion	25,000
Other current assets	53,985

Total Current Assets	95,292

Note receivable	75,000
Intangible assets	132,408
Fixed assets	39,375
Deferred loan costs	108,612
Deposit	13,333

Total Assets	$464,020

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$322,701
Accrued compensation	180,000
Deferred revenue	950
Note payable	250,000

Total Current Liabilities	753,651

Convertible notes payable	157,591

Total Liabilities	911,242

Stockholders' Deficit
Preferred stock, par value $10, per share; 5,000,000 shares
authorized; none issued
Common stock, no par value; 50,000,000 shares authorized;
10,232,031 shares issued and outstanding	1,403,491
Deferred compensation	(133,008)
Accumulated deficit	(1,717,705)

Total Stockholders' Deficit	(447,222)

Total Liabilities and Stockholders' Deficit	$464,020

See notes to consolidated financial statements.

GREENS WORLDWIDE INCORPORATED
AND SUBSIDIARY

Consolidated Statement of Operations
January 28, 2005 (inception) to December 31, 2005

Revenues	$99,384

Operating Expenses
Event expenses	618,383
Compensation	597,000
Selling, general and administrative expenses	398,962
Gain on sale of assets	(86,676)
Interest, net	289,420

Total Operating Expenses	1,817,089

Net Loss	$(1,717,705)

Basic and diluted loss per share	$(.18)

Basic and diluted weighted average number of
shares outstanding	9,414,575

See notes to consolidated financial statements.

GREENS WORLDWIDE INCORPORATED
AND SUBSIDIARY

Consolidated Statement of
Stockholders' Deficit
January 28 (inception) to December 31, 2005
	COMMON	COMMON	DEFERRED	ACCUMULATED
	SHARES	STOCK	COMPENSATION	DEFICIT	TOTAL

Capital contributions (1)		$49,450			$49,450
Purchase of fixed assets (1)		27,437			27,437
Shares for acquisition	8,000,000	3,200,000			3,200,000
Adjustment on reverse
acquisition	732,031	(4,152,086)			(4,152,086)
Warrants on notes payable		51,680			51,680
Shares for settlement of debt	1,000,000	400,000			400,000
Shares and warrants for a
sponsorship	100,000	152,010	(152,010)
Amortization of deferred
compensation			19,002		19,002
Warrants and beneficial
conversion		1,500,000			1,500,000
Shares for acquisition	100,000	70,000			70,000
Stock based compensation	300,000	105,000			105,000
Net loss	-	-	-	(1,717,705)	(1,717,705)

Balance - December 31, 2005	10,232,031	$1,403,491	$(133,008)	$(1,717,705)	$(447,222)

(1) On US Pro Golf Tour, Inc. prior to acquisition

See notes to the consolidated financial statements.

GREENS WORLDWIDE INCORPORATED
AND SUBSIDIARY

Consolidated Statement of Cash Flows
January 28, 2005 (Inception) to December 31, 2005

Cash flow from operating activities
Net loss	$(1,717,705)
Adjustments to reconcile net loss
to cash used in operating activities
Amortization and depreciation	217,153
Stock based compensation	105,000
Accrued interest	53,424
Gain on sale of assets	(86,676)
Changes in assets and liabilities
Other current assets	(52,985)
Accounts payable and accrued expenses	136,706
Accrued compensation	180,000
Deferred revenue	950

Cash used in operating activities	(1,164,133)

Cash flow from investing activities
Purchase of intangibles	(90,250)
Purchases of fixed assets	(43,760)

Cash used by investing activities	(134,010)

Cash flow from financing activities
Proceeds from convertible notes payable (net of financing costs of $135,000)	1,365,000
Proceeds from note payable	165,000
Proceeds from sales of common stock	49,450
Payments of note payable	(265,000)

Cash provided by financing operations	1,314,450

Increase in cash and cash at end of year	$16,307

Supplemental Cash Flow Information
Cash paid for interest	$46,180

Noncash Transactions
Acquisition of USPGT	$3,200,000
Acquisition of Break Thru	$70,000
Sale of assets	$100,000

See notes to consolidated financial statements.

GREENS WORLDWIDE INCORPORATED
AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Organization

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the state of Delaware. On April 1, 2005, the Company changed its name to US Pro Golf Tour, Inc. (Company, USPGT).

Operations

The Company promotes the golf industry through the production and management of golf tournaments. The Company currently operates a professional golf tour at tournaments throughout the United States. Revenues are generated through the sale of player tour cards, memberships, entry fees for tournaments, local and national sponsorships, and the future sale of television commercial units during its televised program, "54 Holes to Sunday".

Purchase of Assets

On February 28, 2005, the Company acquired certain assets and assumed certain liabilities from a related party, under common control with the Company. The Company acquired equipment, other assets and contracts of $29,596 in exchange for $18,250 cash, assumption of liabilities of $38,783 and the issuance of 150 shares of common stock of USPGT.  As the transaction was between entities under common control, the acquisition was recorded at the historical cost of the seller with the negative book value of the assets, net of liabilities assumed, of $27,437, as a charge to common stock

Merger of USPGT and GRWW

On July 11, 2005, Greens Worldwide Incorporated (GRWW) acquired all the outstanding common stock of the Company in exchange for 10,000,000 shares of common stock, of which 2,000,000 are being held in escrow until certain minimum revenues and net income requirements are met prior to December 31, 2006. GRWW recorded the issuance of 8,000,000 shares at their fair value of $3,200,000.

GRWW was incorporated in 1992 and was inactive at the time of the merger.

Subsequent to the acquisition, the former shareholders of USPGT owned approximately 82% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of USPGT, for financial statement reporting purposes, the acquisition was recorded as a reverse acquisition, with USPGT being deemed the accounting acquirer and GRWW being deemed the accounting acquiree. The consolidated financial statements include the operations of GRWW from the date of the acquisition.

Purchase of Break Thru Media, Inc.

On October 31, 2005, the GRWW acquired all the assets of Break Thru Media, Inc. (Break Thru) in exchange for 100,000 shares of common stock of the Company, plus 8% of gross revenues of Break Thru for sales of CD Rom products commencing in 2006 for a period of five years. Break Thru is engaged in the business of marketing, designing and producing interactive CD Rom products for sports and corporate clients. The acquisition was recorded under the purchase method at the fair value of the common stock issued of $70,000 and the purchase price was allocated to the assets as follows:

Website	$5,000
Tradename, trademarks, etc	15,000
Other intangible assets	50,000
$70,000

In addition, the Company entered into an employment agreement with the seller requiring an annual salary of $48,000, against future royalties, and benefits similar to other officers of the Company.

On January 24, 2006, the Company incorporated a wholly owned subsidiary, Break Thru Media, Inc., in Nevada, and transferred all the assets acquired to the subsidiary.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements included all the accounts of GRWW and its wholly-owned subsidiary, USPGT. The operations of USPGT have been included since inception and GRWW have been included since the merger.

All intercompany transactions have been eliminated.

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

Although, management's plans include the private equity arrangement (Note 14), there can be no assurance that management will be successful in raising funds from the private equity arrangement, any other source debt or equity funding nor from the generation of revenues.

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

Marketable Securities

Marketable securities have been recorded at cost. Unrealized losses, if any, are reported as a separate component of stockholders' deficit as accumulated other comprehensive income until realized.

Fixed Assets

Fixed assets have been capitalized and are being depreciated on the straight-line method over the estimated useful lives of the fixed assets of three to five years.

Intangible Assets

Intangible assets with indefinite lives are not being amortized. Intangible assets with definitive lives are being amortized over their estimated useful lives.

Impairment

The carrying values of the intangible and fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2005, no impairment has incurred.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, notes receivable, accounts payable and accrued expenses and note payable to approximate their fair values because of their relatively short maturities.

Revenue Recognition

Revenue is recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured. Sponsorship fees are recognized over the period of the sponsorship. Tour card fees and memberships, which are nonrefundable, are amortized over the tour (calendar) year. Tournament entry fees are recognized when the tournament occurs.

Stock based Compensation

Compensation costs for stock, warrants and options issued to employees and nonemployees are based on the fair value method. The values of stock warrants are calculated using a Black - Scholes Model.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of basic common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of dilutive common stock outstanding during the period, which excludes 6,300,000 shares of common stock issuable under warrants and 24,800,000 shares of common stock issuable under the conversion feature of the convertible notes payable, and was not presented as it was anti-dilutive.

New Accounting Pronouncements

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. MARKETABLE SECURITIES

As of December 31, 2005 marketable securities were classified as available-for-sale, as follows:

	Cost	Market Value (a)

Public company (500,000 shares)	None	$150,000

(a) closing price as of December 31, 2005

4. INTANGIBLE ASSETS

As of December 31, 2005, intangible assets consisted of:

	Estimated		Accumulated
	Useful Lives	Cost	Amortization

Websites	5 years	$77,000	$5,050
Tradenames, Trademarks, etc.	10 years	15,000	375
Other intangible assets	3 years	50,000	4,167

		$142,000	$9,592

On September 8, 2005, the Company entered into a website development and hosting agreement through December 31, 2007 in exchange for $72,000 for website development, payable $6,000, per month, commencing in September 2005, and $300, per month, for hosting services for 24 months.

For the period January 28, 2005 (Inception) through December 31, 2005, amortization expense of intangible assets was $9,592.

Total estimated annual amortization expense for the years ending 2006 through 2010 is as follows:

2006	$33,567
2007	33,567
2008	29,399
2009	16,900
2010	11,850

$125,283

5. FIXED ASSETS

As of December 31, 2005, fixed assets consisted of:

Cost

Event equipment	$30,000
Automobile (a)	9,675
Office equipment	6,485

46,160

Less accumulated depreciation	6,785

$39,375

(a) In December 2005, the Company acquired the automobile from an officer.

For the period January 28, 2005 (Inception) through December 31, 2005, depreciation expense was $5,785.

6.  CONVERTIBLE NOTES PAYABLE

As of December 31, 2005, convertible notes payable consisted of:

Notes payable		$1,500,000
Accrued interest		53,424
Discount	$1,500,000
Accumulated amortization of discount	(104,167)	(1,395,833)

		$157,591

On September 16, 2005, the Company entered into an agreement to borrow an aggregate of $2,480,000 payable September 16, 2008, including interest at 15%, per annum. The notes are collateralized (Note 16) by certain intellectual property and equipment and guaranteed by an officer of the Company. The notes are convertible into common stock at the lesser of the trading price, as defined, or $.10, per share, and callable if the Company's outstanding shares are trading at less than $.40, per share, as defined.

In addition, the Company issued warrants to purchase 6,000,000 shares of the Company's common stock, exercisable at $0.75, per share, through June 2010.

On September 16, 2005 and on November 16, 2005, the Company borrowed $1,000,000, and $500,000, respectively, under the agreement. The Company can borrow an additional $500,000 upon an effective registration statement filed by the Company with the Securities and Exchange Commission and the balance of $480,000 is for the accrual of interest.

The fair value of both a beneficial conversion feature and the warrants was $1,500,000, which has been recorded as a note payable discount and is being amortized over the term of the note.

7.  COMMITMENTS AND CONTINGENCIES

Commitments

On December 31, 2005, the Company was committed for legal services of $17,000, payable in either cash or stock.

The Golf Channel

As of December 31, 2005, under a television distribution agreement, the Company is committed for the purchase of commercial inventory in exchange for $246,667.

Employment Agreements

On September 9, 2005, the Company entered into employment agreements with three officers through September 2010.  The agreements provide for aggregate annual salaries of $330,000, increasing to $432,000 on January 1, 2006 and 10% each year thereafter. The agreements also provide for discretionary bonuses and participation in all of the Company's compensation plans, if established. If employment is terminated, as defined, the employees may be entitled to a payment equal to one years' compensation.

In addition, an officer received 300,000 shares of common stock of the Company, which were valued at $105,000.

Marketing Agreement

The Company is committed under an agreement for a marketing and sponsorship program through August 31, 2008 for $10,000, per month, against a 20% commission on sales of sponsorships and television media inventory.  Also, the Company issued 100,000 shares of common stock for the creation of an overall strategic marketing plan. In addition, the Company issued warrants to purchase 400,000 shares of common stock, as follows:  100,000 shares exercisable at $0.35, per share, through August 30, 2005; 100,000 shares, exercisable at $0.50, per share, through October 31, 2005; 100,000 shares, exercisable at $0.75, per share, through December 31, 2005; and 100,000 shares, exercisable at $1.00, per share, through June 30, 2006.  All unexercised warrants will be voided if the agreement is terminated prior to June 30, 2006.

The shares and warrants were valued at $152,010, their fair value, and recorded as deferred compensation, classified as a reduction of stockholders' deficit, and are being amortized over the term of the agreement.

Through December 31, 2005, warrants to purchase 300,000 shares of common stock expired without exercise.

8. RESERVED SHARES
As of December 31, 2005, the Company reserved the following shares for future use.

Convertible notes payable	24,800,000
Warrants	6,300,000
Acquisition of USPGT	2,000,000

33,100,000

9. INCOME TAXES

The Company and GRWW file a consolidated Federal income tax return. As of December 31, 2005, the Company has net operating loss (NOL) carryforwards of approximately $7,300,000 to reduce future Federal taxable income through 2025. Through July 2005, the Company had ownership changes, as defined by the Internal Revenue Service, which may subject the NOL's to annual limitations which could reduce or defer the use of the NOL's to approximately $1,540,000.

As of December 31, 2005, realization of the Company’s net deferred tax assets of $2,830,000 was not considered more likely than not and, accordingly, a valuation allowance of $2,830,000 has been provided. During the year ended December 31, 2005, the valuation allowance increased by $653,000.

As of December 31, 2005, deferred tax assets (liabilities) consisted of the following:

Net operating loss	$2,764,000
Deferred compensation	69,000
Other	(3,000)

2,830,000

Valuation allowance	(2,830,000)

NONE

For the period from January 28, 2005 (inception) to December 31, 2005, deferred tax expense was:

Net operating loss	$587,000
Deferred compensation	69,000
Other	(3,000)

653,000

Valuation allowance	(653,000)

NONE

As of December 31, 2005, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

Federal income tax, at statutory rate	$(584,000)
State income tax, net of federal benefit	(69,000)
Change in valuation allowance	653,000

Income taxes, as recorded	NONE

10.  SPONSORSHIPS

On August 22, 2005, the Company entered into a sponsorship agreement through December 31, 2005 in exchange for a note receivable of $400,000, payable in August 2007, with interest at 6%, per annum.

On September 30, 2005, the Company entered into a sponsorship agreement through December 31, 2005 in exchange for 500,000 shares of the sponsor's common stock.  The shares were valued at zero, their fair value. In addition, the Company was required to purchase certain equipment for $30,000.

As all the revenue recognition criteria were not met, neither of the sponsorships revenue were recorded.

11.  SALE OF ASSETS

On August 22, 2005, the Company agreed to sell certain assets acquired in February 2005 for a note receivable of $100,000, plus 8% of the gross revenues to be earned by the purchaser through December 31, 2015.  The note is payable in annual installments of $25,000 commencing August 31, 2006, with interest at 6%, per annum, payable annually, commencing March 31, 2006 and is convertible into common stock of the issuer, as defined.

12.  PAYMENT OF NOTE PAYABLE

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

13.  SETTLEMENT OF DEBT

In July 2005, prior to the merger, GRWW settled a note payable to a related party of $2,617,013 in exchange for $100,000 in cash,  a note of $250,000 and 1,000,000 shares of common stock. The note is payable on June 20, 2006, with interest at 18%, per annum.

14.  FUNDING ARRANGEMENT

On October 25, 2005, the Company entered into a private equity agreement, as amended, to sell up to $50,000,000 of the Company's common stock under an equity line of credit arrangement, over 60 months. The funding arrangement is subject to the Company's effective registration statement filed with the Securities and Exchange Commission.

15. 2006 NON-STATUTORY STOCK OPTION PLAN

On January 21, 2006, the Board of Directors, subject to approval by the stockholders of the Company, adopted the 2006 Non-Statutory Stock Option Plan (Plan) under which the Company may grant non-statutory options to purchase up to 3,000,000 unissued or reacquired shares of common stock of the Company to employees, officers, directors attorneys, consultants or other advisers of the Company or affiliated companies. The purchase price of each share shall not be less than twenty (20%) percent of the fair market value of such share on the date the granted. Options terms shall be no greater than ten years from the date of grant and shall terminate: (1) upon termination of employment for cause; (2) twelve months from the date of termination employment for without cause.

The Plan shall be administered by the Board of Directors or the Compensation Committee, when appointed. This Plan shall expire on January 20, 2016, except as to options then outstanding, which shall remain in effect until they have expired or been exercised.

16.  SUBSEQUENT EVENTS

Litigation

On February 22, 2006, a lawsuit was commenced against the Company, three directors/officers and others in regard to a certain business transaction that occurred in 2003 regarding a lease of land. The plaintiffs are claiming breaches of directors and officers fiduciary duties, negligence, fraud, unjust enrichment, civil conspiracy, et al for $10,000, plus compensatory, exemplary, consequential and emotional damages and other relief, plus plaintiff's share of profit from the transaction.

Management believes the matter is without merit and is unable to estimate the possible loss, if any, the Company may incur as a result of this matter.

Common Stock

On February 20, 2006, the Company issued 11,429 shares of common stock as payment of an accounts payable of $24,000.

On March 31, 2006, the stockholders authorized an increase in authorized shares of common stock from 50,000,000 to 100,000,000, subject to stockholder approval.

In March 2006, the Company reserved 3,415,520 unissued shares of common stock of the Company, in escrow, as substitute collateral under the convertible notes payable.

Consulting Agreements

Subsequent to December 31, 2005, the Company entered into various consulting agreements in exchange for an aggregate of 387,000 shares of common stock and options to purchase an aggregate of 3,225,000 shares of common stock exercisable at amounts ranging from $.40 to $2, per share, through December 31, 2007. Through March 31, 2006, options to purchase an aggregate of 775,000 shares of common stock have been exercised for gross proceeds of $445,000.

Television Distribution Agreement

On March 22, 2006, the Company entered into a television distribution agreement under which the Company will purchase a television inventory for a ten episode series to be produced by the Company in exchange for a distribution fee of $480,000, payable in varying amounts through November 27, 2006. The Company was also granted an option to renew for 2007 at an increase in the distributing fees of 5%.

Acquisitions

On March 31, 2006 the Company acquired all the outstanding shares of Crowley and Company Advertising, Inc. in exchange for 150,000 shares of common stock of the Company, $75,000 in cash and a warrant to purchase 100,000 shares of common stock, at $1.50, per share, through December 31, 2007. The Company will issue an additional 100,000 and 200,000 shares of common stock upon Crowley achieving certain financial milestones for 2006 and 2007, respectively. In addition, the Company shall pay an additional $75,000 upon Crowley achieving certain financial milestones in 2006. Crowley is the business of advertising, promotion, public relations, etc.
On March 31, 2006, the Company acquired all the outstanding shares of New England Pro Tour, Inc. (NEPT) in exchange for $1,450,000, payable in shares of the Company's common stock based on the average trading price for the five days prior to closing. $250,000 in value of shares of common stock will be held until an audit of NEPT is completed. In addition, the sellers will receive five warrants to purchase 200,000 shares each, exercisable at $1, $1.50, $2, $3, and $4, per share, through December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

On March 29, 2006, the Company entered into a definitive agreement to acquire all the outstanding shares of North American Football League, Inc. (NAFL) in exchange for $500,000, payable in shares of the Company's common stock based on the average trading price for the 30 days prior to closing. In addition, the sellers will receive five warrants to purchase 100,000 shares of common stock each, exercisable at $1, $2, $3, $4 and $5, per share, through December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Further, the seller will also receive $500,000, per year, through 2012, payable in shares of common stock, if certain annual revenues and earnings are achieved. NAFL is an adult amateur minor league football system.