Form 10QSB
period 2006-03-31
GREENS WORLDWIDE INC
filed 2006-05-19
CIK 1072971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,514,042 shares of Common Stock, as of May 18, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

GREENS WORLDWIDE INCORPORATED

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES
BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

Assets
Current Assets
Cash	$1,112,760
Accounts receivable	203,390
Note receivable - current portion	25,000
Other current assets	114,185

Total Current Assets	1,455,335

Note receivable	75,000
Intangible assets	124,016
Fixed assets	45,959
Goodwill	4,253,660
Deferred loan costs	98,612
Deposit	13,833

Total Assets	$6,066,415

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,342,561
Accrued compensation	180,000
Deferred revenue	637,841
Current portion of installment notes payable	77,568
Note payable	250,000

Total Current Liabilities	2,487,970

Convertible notes payable	334,893
Installment notes payable	247,620
Loans payable - stockholders	375,518

Total Liabilities	3,446,001

Stockholders' Equity
Preferred stock, par value $10, per share; 5,000,000
shares authorized; none outstanding
Common stock, no par value; 100,000,000 shares
authorized;12,230,998 shares issued and outstanding	10,496,299
Deferred compensation	(203,037)
Accumulated deficit	(7,672,848)

Total Stockholders' Equity	2,620,414

Total Liabilities and Stockholders' Equity	$6,066,415

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND
JANUARY 28, 2005 (INCEPTION) TO MARCH 31, 2005
(UNAUDITED)

	2006		2005

Revenues	$117,609		$-

Operating expenses
Event expenses			168
Compensation	118,174		15,000
General and administrative expenses	5,899,297		16,471
Interest, net	55,281

Total Operating Expenses	6,072,752		31,639

Net Loss	$(5,955,143)		$(31,639)

Basic loss per share	$(0.56)	$	*

Basic weighted average shares outstanding	$10,645,401		$8,440,963

* Less than $0.01, per share

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED and SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	COMMON	COMMON	DEFERRED	ACCUMULATED
	SHARES	STOCK	COMPENSATION	DEFICIT	TOTAL

Balance - December 31, 2005	10,232,031	$1,403,491	$(133,008)	$(1,717,705)	$(447,222)
Shares and options for consulting fees	475,000	5,366,198			5,366,198
Exercise of warrants	575,000	315,000			315,000
Shares for accounts payable	11,429	24,000			24,000
Shares for compensation	20,000	39,500	(39,500)
Shares for acquisition of Crowley	150,000	447,710			447,710
Shares for acquisition of NEPT	767,538	2,637,780			2,637,780
Warrants for compensation		262,620	(262,620)
Amortization of deferred compensation			232,091		232,091
Net loss				(5,955,143)	(5,955,143)

Balance - March 31, 2006	12,230,998	$10,496,299	$(203,037)	$(7,672,848)	$2,620,414

See notes to the consolidated financial statements

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND
JANUARY 28, 2005 (INCEPTION) TO MARCH 31, 2005
(UNAUDITED)

	2006	2005
Cash flow from operating activities
Net loss	$(5,955,143)	$(31,639)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Stock-based compensation	5,366,198
Amortization and depreciation	377,745
Accrued interest	52,302
Amortization of deferred revenue	(116,659)
Changes in assets and liabilities
Other current assets	(54,088)
Accounts payable and accrued expenses	(79,724)	4,929
Deferred revenue	753,550	7,600

Net cash provided by (used in) operating activities	344,181	(19,110)

Cash flow from investing activities
Acquisition of NEPT (net of common stock
and warrants issued of $2,637,780)	515,216
Acquisition of Crowley (net of common stock
and warrant issued of $447,710)	(75,000)
Purchases of fixed assets	(2,944)
Loan to related party		(18,400)

Net cash provided by (used in) investing activities	437,272	(18,400)

Cash flow from financing activities
Proceeds from exercises of options	315,000
Proceeds from capital contributions		49,450

Net cash provided by financing operations	315,000	49,450

Increase in cash	1,096,453	11,940

Cash, beginning of period	16,307

Cash, end of period	$1,112,760	$11,940

See notes to consolidated financial statements.

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.

 ORGANIZATION AND OPERATIONS

 Organization

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the State of Delaware. On April 1, 2005, the Company changed its name to US Pro Golf Tour, Inc. (Company, USPGT).

Operations

The Company is a vertically integrated sports marketing and management company, engaged in owning and operating professional golf tours, at tournaments throughout the United States, a golf school and supporting companies. Revenues are generated through the sale of player memberships, entry fees to tournaments, local and national sponsorships, pro am team entries, the sale of television commercial units during televised programming of their golf tournaments, titled "54 Holes To Sunday" and from their support companies.

Merger of USPGT and GRWW

On July 11, 2005, Greens Worldwide Incorporated (GRWW) acquired all the outstanding common stock of the Company in exchange for 10,000,000 shares of common stock, of which 2,000,000 shares are being held in escrow until certain minimum revenues and net income requirements are met prior to December 31, 2006. GRWW recorded the issuance of 8,000,000 shares at their fair value of $3,200,000 and the balance of the shares will be recorded when and if earned.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended December 31, 2005.  Interim results are not necessarily indicative of the results for a full year

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany balances and transactions have been eliminated.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

 New Accounting Pronouncements

Management  does  not  believe  that  any other recently  issued,  but  not  yet effective accounting  pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.

ACQUISITIONS

Crowley

On March 31, 2006, the Company acquired all the outstanding shares of Crowley and Company Advertising, Inc. (Crowley) in exchange for 150,000 shares of common stock of the Company, $75,000 in cash and a warrant to purchase 100,000 shares of common stock, exercisable at $1.50, per share, through December 31, 2007. The Company will issue an additional 100,000 and 200,000 shares of common stock upon Crowley achieving certain financial milestones for 2006 and 2007, respectively. In addition, the Company shall pay an additional $75,000 upon Crowley achieving certain financial milestones in 2006. Crowley is in the business of advertising, promotion, public relations, etc.

The fair value of the Company’s shares of $330,000 was based upon the actual number of shares issued using the closing trading price of the Company’s common stock on the closing date. The fair value of the Company’s warrants was $117,710 based on a black-scholes model. The aggregate purchase price was $522,710.

The acquisition was recorded on the purchase method by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the purchase price over the net of amounts assigned to the assets acquired and the liabilities assumed was recorded as goodwill. The purchase price has been allocated to the assets and liabilities as follows:

Accounts receivable	$33,337
Fixed assets	1,751
Goodwill	976,453
Other asset	500
Accounts payable and accrued expenses	(120,387)
Notes payable – stockholders	(121,324)
Installment notes payable	(247,620)

Total purchase price	$522,710

NEPT

On March 31, 2006, the Company acquired all the outstanding shares of New England Pro Tour, Inc. (NEPT) in exchange for 767,538 shares of the Company's common stock with $250,000 in value of such shares of common stock will be held until an audit of NEPT is completed. In addition, the sellers received five warrants to purchase 200,000 shares each, exercisable at $1, $1.50, $2, $3, and $4, per share, through December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The fair value of the Company’s shares of $1,450,000 was based upon the actual number of shares issued using the average closing trading price of the Company’s common stock during a five day trading period prior to the closing. The fair value of the Company’s warrants of $1,187,780 was based on a black-scholes model. The aggregate purchase price was $2,637,780, including cash acquired of $515,216.

The acquisition was recorded on the purchase method by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the purchase price over the net of amounts assigned to the assets acquired and the liabilities assumed was recorded as goodwill. The purchase price has been allocated to the assets and liabilities as follows:

Cash	$515,216
Accounts receivable	170,053
Other current assets	6,112
Fixed assets	4,151
Goodwill	3,277,207
Accounts payable and accrued expenses	(1,080,765)
Notes payable – stockholders	(254,194)

$2,637,780

Operations of the acquired companies have been included in operations from the date of acquisitions.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company, Crowley and NEPT for the three months ended March 31, 2006 and January 28, 2005 (inception) to March 31, 2005, as if the acquisitions had occurred on January 28, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed as if the acquisitions had occurred on January 28, 2005 and should not be taken as indicative of the Company’s future consolidated results of operations.

	2006	2005

Revenues	$283,724	$191,749

Net loss	$(6,022,017)	$(79,247)

Basic loss per share	$(0.52)	$(0.01)

4.

STOCKHOLDERS’ EQUITY

For the quarter ended March 31, 2006, the Company issued an aggregate of 495,000 shares of common stock and options to purchase 3,175,000 shares of common stock to consultants and employees for services valued at $5,366,198. The options are exercisable between $0.40 and $2.00, per share, through December 31, 2007.

For the quarter ended March 31, 2006, options were exercised to purchase 575,000 shares of common stock for $315,000.

5.

SUBSEQUENT EVENTS

Still Moving, Inc.

In April, 2006, GRWW acquired all of the outstanding shares of Still Moving, Inc. for 62,500 shares of the Company’s common stock valued at $150,000. Still Moving is in the business of television production.

Sponsorship and Advertising

On May 1, 2006, the Company entered into a non-exclusive sponsorship agreement with a media company under which up to $20,000,000 of the Company's sponsorship programs will be included in media packages sold to the sponsor's clients in exchange for restricted shares of the sponsor's clients. Upon the sales of $5,000,000 of sponsorship packages by December 31, 2006, the agreement will become exclusive for 2007.

In connection with the sponsorship agreement, the Company purchased $3,000,000 of nationally syndicated newspaper features and/or radio features in exchange for $1,000,000 in shares of common stock of the Company, based on the prices of the last five days prior to issuance. The number of shares shall be determined at an 80% market value discount. If at any time during the service period the market value of these shares drops to $750,000 or less, all work shall cease until the Company makes up the difference in cash or additional shares to the market price of the $1,000,000 within 30 days.

Equipment

Subsequent to March 31, 2006, the Company purchased $194,000 and $97,000 of event equipment.

Stockholders' Equity

Subsequent to March 31, 2006, options under the Plan were exercised to purchase 700,000 shares of common stock of the Company for $520,000.

Subsequent to March 31, 2006, the Company issued an aggregate of 205,000 shares of common stock for services valued at $356,000.

Acquisition of Worldwide Marketing and Media Group, Inc.

In May 2006, the Company entered into a definitive agreement to acquire all the outstanding shares of Worldwide Marketing and Media Group, LLC (WWMMG) in exchange for $1,260,000 in shares of common stock of the Company (based on the ten trading days average closing price prior to closing), $290,0000 in cash at closing and $100,0000 in cash on December 31, 2006 and warrants to purchase 200,000, 200,000 and 200,000 shares of common stock, exercisable at $.75, $1.50 and $2.00, per share, through December 31, 2006, 2007 and 2008, respectively. The Company will issue up to an additional $1,500,000 in shares of common stock of the Company and $100,000 in cash upon WWMMG achieving certain financial milestones through 2010. WWMMG is the business of marketing, advertising, public relations, multimedia production, graphic design and strategic planning.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

With new management in place and led by R. Thomas Kidd, its President and Chief Executive Officer, the Company embarked upon an active program of both augmenting its available financial resources and entering into various business opportunities.

During the first quarter of 2006, we continued our acquisition program as follows:

i.

On March 6, 2006, we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with Crowley & Company Advertising, Inc. (“CCA”), (See Form 8-K with date of report of March 7, 2006, filed March 10, 2006 for copy of Agreement)a firm engaged in the business of advertising, promotion, public relations, ad specialties, and wearables. Under the terms of the agreement, we purchased 100% of the common stock of CCA for 150,000 restricted shares and a warrant to purchase 100,000 shares of our restricted common stock along with a cash payment of $75,000.  The Closing Date was March 31, 2006.  See also Form 8-K with date of report of March 31, 2006, filed April 4, 2006.

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

iii.

On March 29, 2006, we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with North American Football League (“NAFL”), a developmental football league designed for colleges and the pros.  The League has grown from 18 teams in 1999 to over 100 teams operating in 24 divisions. The League has grown to a playoff system and a National Championship which is conducted at the Disney Wide World of Sports Complex in Orlando, Florida.  Under the terms of the agreement, we will purchase 100% of the common stock of NAFL for our restricted common stock valued at $500,000. The Closing Date is set for the near future.  See also Form 8-K with date of report of March 29, 2006, filed April 4, 2006.  Shareholders of NAFL shall receive warrants to purchase up to 500,000 shares of our common stock at various exercise prices through 2012 ranging from $1 to $5 per share.

iv.

In April, 2006, GRWW acquired all of the outstanding shares of

Still Moving, Inc. for 62,500 shares of the Company’s common stock valued at $150,000. Still Moving is in the business of television production.

For further  information with respect to transactions indicated in i, ii,iii, and iv above, reference is made to the Forms 8-Ks filed together with the Exhibits thereto all of which is herewith incorporated by reference.

Subsequent to March 31, 2006, the Company entered into a number of additional Agreements, each of which were reported in Forms 8-K to which reference is herewith made.

Reference is also made to the Company’s 10-KSB for year ended December 31, 2005 and in particular, section entitled “Management’s Discussion and Analysis” which makes summarized reference to Agreements entered into during the first quarter of 2006 as well as subsequent relevant events that occurred during April 2006.

Subsequent to March 31, 2006, the Company has fully commenced its operations by completing the first of eleven scheduled tournaments of USPGT, scheduled all the tournaments of NEPT and commenced operations of its golf school and all support companies.

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

For the three months ended March 31, 2006, we had net cash provided from operating activities of $344,181 as compared to net cash used in operating activities of $19,110 for the period ended March 31, 2005, primarily from the receipt of $748,500 from the sales of tour cards.

For the three months ended March 31, 2006, we had net cash provided from investing activities of $437,272 as compared to net cash used in operating activities of $18,400 for the period ended March 31, 2005, primarily from the receipt of $515,216 from the acquisition of NEPT offset in part by the cash purchase price of the Crowley acquisition of $75,000.

For the three months ended March 31, 2006, we had net cash provided from financing activities of $315,000 as compared to $49,450, for the period ended March 31, 2005, primarily from an increase in proceeds of capital transactions of $265,550.

Recent Accounting Pronouncements

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

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings

None through period ended March 31, 2006 except action commenced in February 2006 previously reported in the Company’s 10-KSB for year ended December 31, 2005.

Currently we have retained counsel to proceed with steps necessary to become a plaintiff in this action.

Except as set forth above, we are currently not aware of any material legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

a.

None other than as previously reported in Forms 8-K referred to herein in “Management’s

Discussion and Analysis”

b.

Not Applicable

c.

During the quarter ended March 31, 2006; the Issuer did not purchase or repurchase any of its equity securities.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Securityholders

On March 31, 2006  the shareholders of the Corporation adopted an amendment to the Articles of Incorporation increasing the number of authorized shares of capital stock to 100,000,000 shares, no par value.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

Exhibit Numbers	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Reports on Form 8-K

During the three months ended March 31, 2006, the Company filed Forms 8-K as follows.

Forms	Filing Dates
8-K	March 10, 2006
8-K/A	March 10
8-K	March 17, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENS WORLDWIDE INCORPORATED

By: /s/ R. Thomas Kidd

_____________________________________

R. Thomas Kidd, President, Chief Executive Officer and Director

May 18, 2005