Form 10QSB/A
period 2006-06-12
GREENS WORLDWIDE INC
filed 2006-06-14
CIK 1072971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

GREENS WORLDWIDE INCORPORATED

INDEX

Page Number

PART I
Financial Information	3

Item 1 - Unaudited Financial Statements:

Balance Sheet as of September 30, 2005 (Restated)	3

Statement of Operations for the Three Months Ended September 30, 2005 and the Period from January 28, 2005 (inception) to September 30, 2005 (Restated)	4

Statement of Stockholders’ Equity for the Period from January 28, 2005 (inception) to September 30, 2005	5

Statement of Cash Flows for the Period from January 28, 2005 (inception) to September 30, 2005	6

Notes to Unaudited Financial Statements	7

Item 2. - Management’s Discussion and Analysis or Plan of Operation	13

Item 3 - Controls and Procedures	15

PART II.
Other Information (Items 1-6)	15

Part I
    Financial Information
Item 1
GREENS WORLDWIDE INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheet
September 30, 2005
(Restated)

ASSETS

Current Assets
Cash	$713,551
Note receivable - current portion	25,000
Other current assets	68,615

Total Current Assets	807,166

Note receivable	75,000
Equipment, net	1,685
Intangible assets	72,000
Deferred loan costs	98,612
Deposit	13,333

Total Assets	$1,067,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued compensation	$360,000
Accounts payable and accrued expenses	271,791
Deferred revenue	4,400
Note payable	398,634

Total Current Liabilities	1,034,825

Convertible notes payable	20,053

Total Liabilities	1,054,878

Stockholders' Equity
Preferred stock, par value $10, per share; 5,000,000 shares
authorized; none issued
Common stock, no par value; 50,000,000 shares authorized;
13,547,551 shares issued and outstanding	2,028,923
Deferred compensation	(145,676)
Accumulated deficit	(1,870,329)

Total Stockholders' Equity	12,918

Total Liabilities and Stockholders' Equity	$1,067,796

See notes to consolidated financial statements

GREEN WORLDWIDE INCORPORATED AND SUBSIDIARY
Consolidated Statement of Operations

	Three Months	January 28, 2005
	Ended	( Inception) to
	September 30, 2005	September 30, 2005
	(Restated)	(Restated)

Revenues	$1,140	$1,900

Operating Expenses
Compensation	1,789,932	1,789,932
Selling, general and administrative expenses	75,685	95,178
Gain on sale of assets	(86,676)	(86,676)
Interest, net	73,795	73,795

Total Operating Expenses	1,852,736	1,872,229

Net Loss	$(1,851,596)	$(1,870,329)

Basic and diluted loss per share	$(0.17)	$(0.20)

Basic and diluted weighted average number
of shares outstanding	10,626,128	9,440,393

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity
January 28, 2005 (Inception) Through September 30, 2005

	COMMON	COMMON	DEFERRED	ACCUMULATED
	SHARES	STOCK	COMPENSATION	DEFICIT	TOTAL
	(Restated)	(Restated)		(Restated)	(Restated)

Capital contributions		$49,450			$49,450
Purchase of fixed assets		27,437			27,437
Shares for acquisition	8,000,000	3,200,000			3,200,000
Adjustment on reverse acquisition	732,031	(4,152,086)			(4,152,086)
Warrants on notes payable		51,680			51,680
Shares for settlement of debt	1,000,000	400,000			400,000
Issuance of common stock for acquisition
Shares and warrants for sponsorship	100,000	152,010	$(152,010)
Amortization of deferred compensation			6,334		6,334
Warrants and beneficial conversion		1,000,000			1,000,000
Stock based compensation	3,715,520	1,300,432			1,300,432
Net loss	-	-	-	$(1,870,329)	(1,870,329)

Balance - September 30, 2005	13,547,551	$2,028,923	$(145,676)	$(1,870,329)	$12,918

See notes to consolidated financial statements

GREEN WORLDWIDE INCORPORATED AND SUBSIDIARY
Consolidated Statement of Cash Flows

January 28, 2005
( Inception) to
September 30, 2005
Cash flow from operating activities
Net loss	$(1,870,329)
Adjustments to reconcile net loss
to cash used in operating activities
Stock-based compensation	1,300,432
Amortization and depreciation	71,535
Gain on sale of assets	(86,676)
Changes in assets and liabilities
Other assets	(65,186)
Accrued compensation	360,000
Accounts payable and accrued expenses	19,960
Deferred revenue	4,400

Cash used in operating activities	(265,864)

Cash flow from investing activities
Purchase of assets (net of liabilities assumed of $38,783)	(18,250)
Purchase of equipment	(1,785)

Cash used by investing activities	(20,035)

Cash flow from financing activities
Proceeds from sales of common stock	49,450
Proceeds from notes payable (net of financing costs of $115,000)	1,050,000
Payment of note payable	(100,000)

Cash provided by financing operations	999,450

Increase in cash and cash at end of period	$713,551

See notes to consolidated financial statements.

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.  ORGANIZATION AND OPERATIONS

Organization

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the state of Delaware. On April 1, 2005, the Company changed its name to US Pro Golf Tour, Inc. (Company, USPGT).

Operations

The Company promotes the golf industry through the production and management of golf tournaments. The Company currently operates a professional golf tour at tournaments throughout the United States. Revenues are generated through the sale of player tour cards, memberships, entry fees for tournaments, local and national sponsorships, and the sale of television commercial units during its televised program, "54 Holes to Sunday".

The Company was a development stage enterprise through the period ended June 30, 2005 and is no longer considered a development stage enterprise.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of USPGT as of June 30, 2005 and for the six months then ended and the notes thereto contained in Form 8-K/A, dated November 10, 2005, and the financial statements of GRWW as of December 31, 2004 and for the year then ended and the notes thereto contained in a Form 10-KSB, dated March 31, 2005, both as filed with the Securities and Exchange Commission.

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

Although, management's plans include the private equity arrangement (Note 10), there can be no assurance that management will be successful in raising funds from the private equity arrangement, any other source of debt or equity funding nor from the generation of revenues.

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

Loss per Share

Basic loss per share is computed by dividing net loss by the basic weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of dilutive common stock outstanding during the period, which excludes 6,300,000 shares of common stock issuable under warrants and 24,800,000 shares of common stock issuable under the conversion feature of the convertible notes payable, and was not presented as it was anti-dilutive.

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
In November 2005, the note and accrued interest thereon were repaid

4. INTANGIBLE ASSETS

On September 8, 2005, the Company entered into a website development agreement through December 31, 2007 in exchange for $72,000, payable $6,000, per month, commencing in October 2005, per month.

5.  CONVERTIBLE NOTES PAYABLE

On September 16, 2005, the Company entered into an agreement to borrow an aggregate of $2,480,000 payable September 16, 2008, including interest at 15%, per annum. The notes are collateralized by certain intellectual property and equipment and guaranteed by an officer of the Company. The notes are convertible into common stock at the lesser of $.10, per share, or 50% of the trading price, as defined, and callable if the Company's outstanding shares are trading at less than $.40, per share, as defined.

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

6.  COMMITMENTS AND CONTINGENCIES

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

The shares and warrants were valued at $152,010, their fair value, and recorded as deferred compensation, classified as a reduction of stockholders' equity, and are being amortized over the term of the agreement.

Through September 30, 2005, warrants to purchase 100,000 shares of common stock expired without exercise.

Litigation

The Company has been made aware of a complaint against the Company and others on behalf of and in the right of the corporation for breach of officers' and directors' fiduciary duties, seizure of corporate opportunity, and unjust enrichment. The Company is not aware of the amount of claims, except for a claim for maintenance of the lawsuit in excess of $10,000.

7.  SPONSORSHIPS

On August 22, 2005, the Company entered into a sponsorship agreement through December 31, 2005 in exchange for a note receivable of $400,000, payable in August 2007, with interest at 6%, per annum.

On September 30, 2005, the Company sold a sponsorship to our tour through December 31, 2005 in exchange for 500,000 shares of the sponsor's common stock.  The shares were valued at zero, their fair value. In addition, the Company was required to purchase certain equipment for $30,000.

As all the revenue recognition criteria were not met, neither of the sponsorships' revenue were recorded.

8.  SALE OF ASSETS

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

9.  FORGIVENESS OF INDEBTEDNESS

In July 2005, prior to the merger, GRWW settled a note payable to a related party of $2,617,013 in exchange for $100,000 in cash,  a note of $250,000 and 1,000,000 shares of common stock. The note is payable on June 30, 2006, with interest at 18%, per annum.

10. FUNDING ARRANGEMENT

On November 18 2005, as amended, the Company entered into a private equity credit agreement with Brittany Capital Management Limited to sell up to $50,000,000 of the Company's common stock over 60 months commencing from the date of an effective registration statement filed with the Securities and Exchange Commission. The purchase price shall be the market price, as defined, less a discount of 7%.

11.  SUBSEQUENT EVENTS

Purchase of Break Thru Media, Inc.

On October 31, 2005, GRWW acquired all the assets of Break Thru Media, Inc. (Break Thru) in exchange for 100,000 shares of common stock of the Company, plus 8% of gross revenues of Break Thru for sales of CD Rom products commencing in 2006 for a period of five years. Break Thru is engaged in the business of marketing, designing and producing interactive CD Rom products for sports and corporate clients.

In addition, the Company entered into an employment agreement with the seller requiring an annual salary of $48,000, against future royalties, and benefits similar to other officers of the Company.

12. RESTATEMENT

The Company has restated their financial statements for the nine months ended September 30, 2005, for the correction of sponsorship revenue and webpage development costs. The restatement has no effect on any period prior to July 1, 2005.

The adjustments were as follows:

	As Previously		As
	Reported	Adjustment	Restated

As of September 30, 2005
Notes receivable - current portion		$25,000	$25,000
Notes receivable	$500,000	$(400,000)
		$(25,00)	$75,000
Intangible assets		$72,000	$72,000
Accounts payable and accrued expenses	$199,791	$72,000	$271,791
Deferred revenue	$304,400	$300,000	$4,400
Accumulated deficit	$(1,770,329)	$(100,000)	$(1,870,329)

For the peiod from January 28, 2005
(Inception) through September 30, 2005
Revenue	$101,900	$(100,000)	$1,900

Net Loss	$(1,770,329)	$(100,000)	$(1,870,329)

Basic and diluted loss per share	$(.019)		$(.020)

For the three months ended
September 30, 2005
Revenue	$101,140	$(100,000)	$1,140

Basic and diluted loss per share	$(0.16)		$(0.17)

In addition, there were no significant changes to the statement of cash flows

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

GREENS WORLDWIDE INCORPORATED

By: /s/ R. Thomas Kidd

R. Thomas Kidd
President, Chief Executive Officer and Director

December 15, 2005