Form 10QSB
period 2006-06-30
GREENS WORLDWIDE INC
filed 2006-08-21
CIK 1072971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,890,685 shares of Common Stock, as of August 17, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

GREENS WORLDWIDE INCORPORATED

INDEX

Page Number

PART I
Financial Information

Item 1 - Unaudited Financial Statements:

Balance Sheet as of June 30, 2006	2

Statements of Operations for the Three and Six Months Ended June 30, 2006, the Three Months ended June 30, 2005 and the period January 28, 2005 (inception) to June 30, 2005	3

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2006	4

Statements of Cash Flows for the Six Months Ended June 30, 2006 and January 28, 2005 (inception) to June 30, 2005	5

Notes to Unaudited Financial Statements	6

Item 2. - Management’s Discussion and Analysis	11

Item 3 - Controls and Procedures	14

PART II.
Other Information (Items 1-6)	14

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES
BALANCE SHEET
June 30, 2006

(UNAUDITED)

Assets
Current Assets
Cash	$1,347,360
Accounts receivable	26,131
Prepaid expenses - current portion	250,000
Note receivable - current portion	25,000
Media inventory	1,000,000
Other current assets	45,914

Total Current Assets	2,694,405

Note receivable	75,000
Intangible assets	115,624
Fixed assets	142,145
Prepaid expenses	250,000
Goodwill	3,424,494
Deferred loan costs	93,473
Deposit	1,208,765

Total Assets	$8,003,906

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,803,842
Accrued compensation	180,000
Deferred revenue	801,447
Note payable	250,000

Total Current Liabilities	3,035,289

Convertible notes payable	522,515
Loans payable - stockholders	215,069

Total Liabilities	3,772,873

Stockholders' Equity
Preferred stock, par value $10, per share; 5,000,000
shares authorized; none outstanding
Common stock, no par value; 100,000,000 shares
authorized; 20,974,018 shares issued and outstanding	15,647,950
Deferred compensation	(958,193)
Accumulated deficit	(10,458,724)

Total Stockholders' Equity	4,231,033

Total Liabilities and Stockholders' Equity	$8,003,906

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES
STATEMENT OF OPERATIONS

(UNAUDITED)

					January 28,
				Six Months	2005
				Ended	(Inception)
	Three Months Ended June 30,			June 30,	to June 30,
	2006		2005	2006	2005

Revenues	$965,595		$760	$1,083,204	$760

Operating expenses
Event expenses	1,768,199		159	1,768,199	327
Compensation	237,373		5,000	355,547	20,000
General and administrative expenses	1,602,437		12,532	7,501,734	29,003
Loss on rescission	75,000			75,000
Interest, net	68,462			123,743

Total Operating Expenses	3,751,471		17,691	9,824,223	49,330

Net Loss	$(2,785,876)		$(16,931)	$(8,741,019)	$(48,570)

Basic loss per share	$(0.16)	$	*	$(0.62)	$(0.01)

Basic weighted average shares outstanding	17,435,611		8,732,031	14,059,264	8,587,301

* Less than $0.01, per share

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED and SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	COMMON	COMMON	DEFERRED	ACCUMULATED
	SHARES	STOCK	COMPENSATION	DEFICIT	TOTAL

Balance - December 31, 2005	10,232,031	$1,403,491	$(133,008)	$(1,717,705)	$(447,222)
Shares and options for consulting fees	680,000	6,345,718			6,345,718
Exercises of options and warrants	3,385,000	1,242,729			1,242,729
Shares for accounts payable	11,429	24,000			24,000
Shares for compensation	1,520,000	649,500	(649,500)
Shares for debt collateral	3,415,520	1,195,432			1,195,432
Shares for media inventory	900,000	1,000,000			1,000,000
Shares for acquisition of NEPT	767,538	2,637,780			2,637,780
Shares for acquistion of Still Moving	62,500	150,000			150,000
Warrants for compensation		499,300	(499,300)
Amortization of deferred compensation			323,615		323,615
Warrants and beneficial conversion		500,000			500,000
Net loss				(8,741,019)	(8,741,019)

Balance - June 30, 2006	20,974,018	$15,647,950	$(958,193)	$(10,458,724)	$4,231,033

GREENSWORLD WIDE INCORPORATED AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

(UNAUDITED)

		January 28, 2005
	Six Months Ended	(Inception)
	June 30,	to June 30,
	2006	2005
Cash flow from operating activities
Net loss	$(8,741,019)	$(48,570)
Adjustments to reconcile net loss to net
cash used in operating activities
Stock-based compensation	6,345,718
Amortization and depreciation	623,281	1,115
Accrued interest	113,535
Loss on rescission	75,000
Amortization of deferred revenue	(514,108)
Changes in assets and liabilities
Accounts receivable	147,117
Other current assets	14,183
Accounts payable and accrued expenses	(79,243)	9,424
Deferred revenue	1,314,605	6,840

Net cash used in operating activities	(700,931)	(31,191)

Cash flow from investing activities
Acquisition of NEPT (net of common stock
and warrants issued of $2,637,780)	515,216
Acquisition of Still Moving (net of common stock
issued of $150,000)	323
Rescission payment	(75,000)
Purchases of fixed assets	(107,159)	(18,250)
Increase in loan payable - stockholder	(39,125)

Net cash provided by (used in) investing activities	294,255	(18,250)

Cash flow from financing activities
Proceeds from exercises of options	1,242,729
Proceeds from convertible notes payable (net of
financing costs of $5,000)	495,000
Capital contributions	-	49,450

Net cash provided by financing operations	1,737,729	49,450

Increase in cash	1,331,053	9

Cash, beginning of period	16,307

Cash, end of period	$1,347,360	$9

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

3.

ACQUISITIONS

Still Moving, Inc.

On April 17, 2006, the Company acquired all of the outstanding shares of common stock of Still Moving, Inc. (SM) in exchange for 62,500 shares of common stock of the Company valued at $150,000. Still Moving is in the business of television production.

The Company will also issue $100,000, $250,000, and $250,000 of additional shares of common stock in 2006, 2007, and 2008, respectively, upon SM achieving certain financial milestones in each year. The actual number of shares to be issued shall be computed using the average closing trading price of the Company’s common stock, as defined.

The acquisition was recorded on the purchase method of accounting by allocating the purchase price over the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the purchase price over the net amounts assigned to the assets acquired and the liabilities assumed was recorded as goodwill, as follows:

Cash	$322
Accounts receivable	3,196
Fixed assets	2814
Goodwill	147,287
Accounts payable and accrued expenses	(3,619)

$150,000

4.

MEDIA INVENTORY

In connection with a sponsorship sale, on May 26, 2006, the Company purchased $3,000,000 of nationally syndicated newspaper features and/or radio features in exchange for $1,000,000 in shares of common stock of the Company and issued 900,000 shares.

5.

CONVERTIBLE NOTES PAYABLE

In June 2006, the Company borrowed $500,000 under the existing borrowing arrangement.

6.

STOCKHOLDERS’ EQUITY

For the quarter ended June 30, 2006,

(a)

the Company issued an aggregate of 205,000 shares of common stock of the Company to employees and consultants in exchange for $356,000.

(b)

the Company issued an aggregate of options to purchase 1,300,000 shares of common stock to consultants and employees in exchange for services, which were   valued at $803,490. The options are exercisable between $0.15 and $1.00, per share, through   January 15, 2007.

(c)

the Company repriced options to purchase 1,800,000 and 200,000 shares of common stock originally issued to consultants now exercisable at various prices and charged the difference between the fair values of the repriced options in excess of the original options of $56,710 to deferred compensation.

(d)

options and warrants were exercised to purchase 2,810,000 shares of common stock in exchange for $927,729.

In April 2006, the Company issued 3,415,520 shares of common stock as substitute collateral under the convertible notes payable. The shares were valued at $1,195,432, the value of the original collateral.

7.

TRUMP EVENTS

In May 2006, the Company operated the Trump Million Dollar Invitational as a USPGT event and sponsored 85 USPGT players in exchange for 30% of their winnings, which amounted to $450,000.

On June 20, 2006, the Company entered into a memorandum of agreement, subject to a restated agreement, to develop The Trump Champions (TTC), four, high stakes golf events, per year, commencing in 2007 through 2011. TTC events will be USPGA Tour events.  The Company will manage the TTC events and provide the purses and jointly produce and syndicate television shows and sell sponsorship. The Company has also acquired a license from Donald Trump for the use of his name, personal services and assistance with sponsorship, etc. in exchange for $250,000 in cash and 1,000,000 shares of common stock, paid at closing, $250,000 to be paid upon entering into a facilities agreement for Trump golf courses and five percent of gross revenues each year.

The common stock was valued at $350,000.

8.

Employment Agreement

On June 15, 2006, the Company entered into an employment agreement with an officer through June 2011, requiring an annual salary of $180,000.  In addition, the officer will receive a non-returnable bonus of 500,000 shares of common stock upon execution, valued at $260,000.

9.

SUBSEQUENT EVENTS

Acquisitions

Champions Golf Tour

In July 2006, the Company acquired the all the business assets of ArEn Services LLC (ArEn) in exchange for $200,000, payable $45,000 in cash and $155,000 in shares of common stock of the Company, payable at closing, and warrants to purchase 150,000 shares of common stock of the Company. The warrants are exercisable 25,000 at $.50, per share, 25,000 shares at $1, per share through December 31, 2006, 50,000 shares at $1.50, both through December 31, 2007 and 50,000 shares at $2, per share, through December 31, 2008.

ArEN operates the Champions Golf Tour, a professional golf tour.

Texas Sports Group, Inc.

In August 2006, the Company executed a memorandum of agreement to acquire all of the outstanding shares of Texas Sports Group, Inc. (TSG) in exchange for $1,775,000, payable $200,000 in cash and $900,000 in shares of common stock at closing and $75,000 in cash and $600,000 in shares of common stock on June 30, 2007. In addition, the Company will issue warrants to purchase 50,000, 50,000, 50,000 and 50,000 shares of common stock exercisable at $0.50, $0.75, $1.00, and $1.50, per share, through December 31, 2006, 2007, 2008, and 2009, respectively.

TSG operates the Tight Lies Tour, a professional golf tour.

In 2006, 2007, and 2008, the Company will issue an additional $500,000 of additional shares of common stock per, year, upon TSG achieving certain financial milestones in each year.

Tarheel Tour, Inc.

In August 2006, the Company executed a definitive agreement to acquire all of the outstanding shares of Tarheel Tour, Inc. (Tarheel) in exchange for $1,000,000 in shares of common stock, payable $800,000 upon closing and $200,000 upon completion of an audit of Tarheel. In addition, the Company will issue warrants to purchase 50,000, 50,000, 50,000 and 50,000 shares of common stock of the Company, exercisable at $0.50, $0.75, $1 and 1.50 through December 31, 2006, 2007, 2008 and 2009, respectively.

Tarheel operates the Tarheel Tour, a professional golf tour.

Crowley and Company Advertising, Inc.

Effective April 1, 2006, the Company unilaterally rescinded their acquisition of Crowley & Company Advertising, Inc. (Crowley), as of March 31, 2006.

The rescission was recorded by reversing the acquisition and charging operations for the cash originally paid to the stockholders of Crowley of $75,000. Although Crowley has requested $350,000 to agree to the rescission, the Company believes that Crowley has breached the acquisition agreement and does not anticipate incurring any other costs in connection with the rescission.

Stockholders' Equity

2006 Non-Statutory Stock Option Plan

On July 18, 2006, the Company adopted the 2006 Non Statutory Stock Option Plan (Plan). Under the Plan, the Company may grant non-qualified options (NSO) to purchase up to 5,000,000 shares of common stock to employees, officers, directors and consultants.  NSO’s   under plan shall not be less than 20% of market value on the date of the option and the exercise period shall not be more than ten years.

Common Stock

Subsequent to June 30, 2006:

(a) the Company granted options to purchase an aggregate of 2,466,667 shares of common stock under the stock option plans to officers of the Company, exercisable at $0.14 to $0.15, per share, through October 31, 2006, of which 1,866,667 shares were exercised for $278,000.

(b) options to purchase 50,000 shares were exercised for $25,000.

Convertible Notes Payable

In July 2006, the Company entered into an agreement to borrow $1,000,000 from the existing convertible noteholders, payable July 31, 2009, including interest at 6%, per annum. Borrowings under the agreement are: (1) collateralized by certain intellectual property and equipment of the Company; (2) convertible into common stock at 60% of the trading price of the common stock, as defined; and (3) callable by the Company, if the shares are trading at less than $2.00, per share, as defined.

In addition, the Company will issue warrants to purchase 15,000,000 shares of the common stock, exercisable at $0.50, per share, through July 2013.

At closing, the Company borrowed $500,000.

Sponsorships

In July 2006, the Company entered into an agreement for the sale of sponsorships of ten of the proposed 14 USPGT events in 2007 in exchange for $100,000 in cash or $150,000 in stock of the sponsor, per event, payable sixty days prior to each event.  For 2008 through 2011, the sponsorship fees increase to $300,000 in cash or $250,000 in stock, per event, if favorable ratings are reached.

Television Production Agreement

In July, the Company entered into an agreement to provide production services for seven USPGT events through November 2006 in exchange for $50,000, per event.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as us “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

By virtue of the Agreement for the Exchange of Common Stock, USPGT became a wholly owned subsidiary of the Company on July 11, 2005 and a resulting change of control in the Company, both in terms of stock ownership and new management occurred (all former officers and directors having resigned).

With new management in place and led by R. Thomas Kidd, its President and Chief Executive Officer, the Company embarked upon an active program of both augmenting its available financial resources and entering into various business opportunities.  In June 2006, the Company hired Bill Conwell as Chief Operating Officer of the Company.

We continued our acquisition program as follows:

i.

On April 5, 2006, we entered into an Agreement for the Exchange of Common Stock (“Agreement”) with Still Moving, Inc. (“Still Moving”), (See Form 8-K with date of report of April 5, 2006, filed April 10, 2006 for copy of Agreement)a firm engaged in the business of television production. Under the terms of the agreement, we purchased 100% of the common stock of Still Moving for 62,500 shares of our restricted common stock. The Closing Date was April 17, 2006.  See also Form 8-K with date of report of April 14, 2006, filed April 18, 2006.

ii.

In July 2006, we acquired the assets of ArEn Services LLC (“ArEn”), a firm engaged in the marketing and operating of a professional golf tournament, known as Champions Golf Tour (“Champions”, (See Form 8-K with date of report July 29, 2006, filed August 8, 2006 for copy of Agreement). In accordance with the terms of the agreement, we will purchase the right, title and interest of Champions in and to all the assets of Champions used exclusively in the business in exchange for $155,000 in shares of common stock of the Company (based on the ten trading days average closing price prior to closing), $45,000 in cash payment at closing, and warrants to purchase 25,000 and  25,000 shares of common stock exercisable at $0.50 and $1.00, per share, respectively through December 31, 2006 and 50,000 and 50,000 shares of common stock exercisable at $1.50 and $2.00, per share, through December 31, 2007 and 2008, respectively.

Upon acquiring the assets of ArEn as set forth above, the Company will form a new corporation named American Challenge Golf Tour, Inc. which will be a wholly owned subsidiary of the Company.  The assets acquired from ArEn will be contributed to the new corporation to begin its operations.   The closing of the purchase and sale of purchased assets in scheduled to occur in August 2006, subject to the completion of customary due diligence, execution of an employment agreement, and delivery of all required documentation to effect the transaction.

iii.

In August 2006, we executed a memorandum of agreement with Texas Sports Group, Inc. (“TSG”), a firm engaged in the business of sports marketing and management of professional golf tournaments under the brand name Tight Lies Tour, (see Form 8-K with date of report August 2, 2006, filed August 8, 2006).  In accordance with the terms of the agreement, we will form a new wholly owned subsidiary corporation titled Players Tours, Inc. (“PTI”).  Upon formation, PTI will enter into a definitive agreement for the exchange of common stock with TSG, whereby TSG will be merged into PTI.  The Company, through its newly formed wholly owned subsidiary, PTI, will acquire all of the outstanding shares of TSG in exchange for $1,500,000 in shares of common stock of the Company, $900,000 in shares to be issued at closing (based on the ten trading days’ average closing price prior to closing) and $600,000 in shares to be issued on June 30, 2007 (based on the ten trading days average closing price prior to June 30, 2007), $275,000 in cash, of which $200,000 will be payable at closing and $75,000 will be payable at June 30, 2007, and warrants to purchase 50,000, 50,000, 50,000 and 50,000 shares of common stock exercisable at $0.50, $0.75, $1.00, and $1.50, per share, through December 31, 2006, 2007, 2008, and 2009, respectively.  In 2006, 2007, and 2008, the Company will issue an additional $500,000 of additional shares of common stock per year (based on the ten trading days' average closing price prior to issuance) upon TSG achieving certain financial milestones in each year, respectively.  The closing of the transaction is subject to the completion of customary due diligence, execution of one or more employment agreements, and delivery of all required documentation to effect the transaction, which is scheduled to occur in the third quarter of 2006.

iv.

In August 2006, the Company executed a definitive agreement to acquire all of the outstanding shares of Tarheel Tour, Inc., a firm engaged in the marketing and operating of a professional golf tournament known as the Tarheel Tour (“Tarheel”).

For further information with respect to transactions indicated in i, ii,iii and iv above, reference is made to the Forms 8-Ks filed together with the Exhibits thereto all of which is herewith incorporated by reference.

Subsequent to June 30, 2006, the Company entered into a number of additional Agreements, each of which were reported in Forms 8-K to which reference is herewith made.

Reference is also made to the Company’s Form 10-KSB for year ended December 31, 2005 and in particular, section entitled “Management’s Discussion and Analysis” which makes summarized reference to Agreements entered into during the first quarter of 2006 as well as subsequent relevant events that occurred during April 2006.

During the six month period ended June 30, 2006, the Company has fully commenced its operations by completing four of the eleven scheduled tournaments of USPGT, scheduled all the tournaments of NEPT and commenced operations of its golf school and all support companies.

Liquidity

In order to maintain liquidity and pursue active business operations and potential acquisitions, the Company borrowed $2,000,000 as reported in Form 8-K filed September 27, 2005 and entered into an Equity Credit Line of Agreement, initially for $5,000,000, subsequently increased to $30,000,000 and subsequently increased to $50,000,000 (all as reported in Forms 8-K filed July 12, 2005, November 2, 2005 and November 18, 2005).

In addition, in July 2006, the Company entered into another agreement to borrow an aggregate of $1,000,000 as reported in Form 8-K filed August 8, 2006. At closing, the Company received $500,000.

For the six months ended June 30, 2006, we had net cash used in operating activities of $700,931 as compared to $31,191 for the period ended June 30, 2005, primarily as a result of the increase in consulting fee expense and resulting increase in net loss.

For the six months ended June 30, 2006, we had net cash provided from investing activities of $294,255 as compared to net cash used in operating activities of $18,250 for the period ended June 30, 2005, primarily from the receipt of $515,216 from the acquisition of NEPT offset in part by the rescission payment of the Crowley acquisition of $75,000 and the purchase of fixed assets.

For the six months ended June 30, 2006, we had net cash provided from financing activities of $1,737,729 as compared to $49,450, for the period ended June 30, 2005, primarily from the exercise of stock options in combination with proceeds from convertible notes payable.

Recent Accounting Pronouncements

Management  does  not  believe  that  any recently  issued,  but  not  yet effective accounting  pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, (which is currently being exposed to change to December 31, 2008) we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

PART II     OTHER INFORMATION

Item 1.

Legal Proceedings

None through period ended June 30, 2006, except action commenced in February 2006 previously reported in the Company’s 10-KSB for year ended December 31, 2005.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

a.

None other than as previously reported in Forms 8-K referred to herein in “Management’s Discussion and Analysis or Plan of Operation”

b.

Not Applicable

c.

During the quarter ended June 30, 2006; the Issuer did not purchase or repurchase any of its equity securities.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Securityholders

None.

Item 5.

Other Information

None

Item 6.

Exhibits

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

August 18, 2006