Form 10QSB
period 2006-09-30
GREENS WORLDWIDE INC
filed 2006-11-20
CIK 1072971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:              shares of Common Stock, as of November     , 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GREENS WORLDWIDE INCORPORATED

INDEX

Page Number
PART I

Financial Information

Item 1 - Unaudited Financial Statements:

Balance Sheet as of September 30, 2006	2

Statements of Operations for the Three and Nine Months Ended September 30, 2006, the Three Months ended September 30, 2005 and the period January 28, 2005 (inception) to September 30, 2005	3

Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2006	4

Statements of Cash Flows for the Nine Months Ended September 30, 2006 and January 28, 2005 (inception) to September 30, 2005	5

Notes to Unaudited Financial Statements	6

Item 2. - Management’s Discussion and Analysis	11

Item 3 - Controls and Procedures	13

PART II.

Other Information (Items 1-6)	13

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES

BALANCE SHEET

September 30, 2006

(UNAUDITED)

Assets
Current Assets
Cash	$653,588
Accounts receivable	91,465
Prepaid expenses - current portion	250,000
Media Inventory	1,000,000
Other current assets	71,546

Total Current Assets	2,066,599

Intangible assets	107,232
Fixed assets	177,866
Prepaid expenses	250,000
Goodwill	5,395,462
Deferred loan costs	83,056
Deposit	1,201,432

Total Assets	$9,281,647

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$2,184,970
Deferred revenue	363,367
Loan payable - officers payable	185,000

Total Current Liabilities	2,733,337

Convertible notes payable	846,868
Derivative financial instrumments	8,623,000
Stock to be issued	675,000

Total Liabilities	12,878,205

Stockholders’ Equity
Preferred stock, par value $10, per share; 5,000,000 shares authorized; none outstanding
Common stock, no par value; 100,000,000 shares authorized; 25,358,946 shares issued and outstanding	18,387,791
Deferred compensation	(923,496)
Accumulated deficit	(21,060,853)

Total Stockholders’ Equity	(3,596,558)

Total Liabilities and Stockholders’ Equity	$9,281,647

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES

STATEMENT OF OPERATIONS

THREE and NINE MONTHS ENDED SEPTEMBER 30, 2006, THREE MONTHS ENDED SEPTEMBER 30, 2005,

AND JANUARY 28, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30, 2006	January 28, 2005 (inception) to September 30, 2005
	2006	2005
Revenues	$488,300	$1,140	$2,273,004	$1,900

Operating expenses
Event expenses	(2,764,469)		(3,975,668)
Compensation	(1,497,967)	(1,789,932)	(1,853,514)	(1,789,932)
General and administrative expenses	(1,350,437)	(75,685)	(8,859,571)	(95,178)
Gain on sale of assets		86,676		86,676
Loss of rescission			(75,000)

Operating loss	(5,124,573)	(1,777,801)	(12,490,749)	(1,796,534)

Derivative financial instrument income (expense)		(5,901,700)	28,034,350	(5,901,700)
Interest, net	(105,655)	(73,795)	(229,398)	(73,795)

Net Income (Loss)	$(5,230,228)	$(7,753,296)	$15,314,203	$(7,772,029)

Basic and diluted income (loss) per share	$(0.22)	$(0.80)	$0.89	$(0.85)

Basic and diluted weighted average shares outstanding	23,438,721	9,697,248	17,244,282	9,093,007

See notes to consolidated financial statements

GREENS WORLDWIDE INCORPORATED and SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	COMMON SHARES	COMMON STOCK	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	TOTAL
Balance - December 31, 2005	10,232,031	$(96,509)	$(133,008)	$(36,375,056)	$(36,604,573)
Shares and options for consulting fees	680,000	6,345,718			6,345,718
Exercise of warrants	5,801,667	1,633,269			1,633,269
Shares for accounts payable	36,961	36,000			36,000
Shares for compensation	1,520,000	754,020			754,020
Shares for acquisition of NEPT	767,538	2,618,960	(754,020)		1,864,940
Shares for acquistion of Still Moving	62,500	150,000			150,000
Shares & warrants for acquisition of Players Tour	1,587,862	971,750			971,750
Shares for acquisition of AGC	254,867	155,000			155,000

Shares for collateral of debt	3,415,520	1,195,432			1,195,432
Warrants for compensation		2,124,151	(499,300)		1,624,851
Shares for media inventory	1,000,000	1,000,000			1,000,000
Amortization of deferred compensation			462,829		462,829
Warrants and beneficial conversion		1,500,000			1,500,000
Net loss				15,314,203	15,314,203

Balance - September 30, 2006	25,358,946	$18,387,791	$(923,499)	$(21,060,853)	$(3,596,561)

See notes to the consolidated financial statements

GREENS WORLDWIDE INCORPORATED AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

Organization

On January 28, 2005, American Sports & Golf Acquisitions Tour, Inc. was incorporated in the State of Delaware. On April 1, 2005, the Company changed its name to US Pro Golf Tour, Inc. (Company, USPGT).

Operations

The Company is a vertically integrated sports marketing and management company, engaged in owning and operating professional golf tours, at tournaments throughout the United States, a golf school and supporting companies. Revenues are generated through the sale of player memberships, entry fees to tournaments, local and national sponsorships, pro am team entries, the sale of television commercial units during televised programming of their golf tournaments, titled “54 Holes To Sunday” and from their support companies.

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

Subsequent to the acquisition, the former shareholders of USPGT owned approximately 82% of the outstanding shares of the Company’s common stock. As a result of the ownership interests of the former shareholders of USPGT, for financial statement reporting purposes, the acquisition was treated as a reverse acquisition, with USPGT deemed the accounting acquirer and GRWW deemed the accounting acquiree. The consolidated financial statements include the operations of GRWW from the date of the merger.

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

3. ACQUISITION

Texas Sports Group, Inc.

On September 6, 2006, the Company acquired all the outstanding shares of Texas Sports Group, Inc. (TSG) in exchange for $1,846,750, payable $200,000 in cash and 1,587,862 shares of the Company’s common stock valued at $900,000 at closing, and $75,000 in cash and the issuance of $600,000 shares of the Company’s common stock on June 30, 2007. Texas Sports Group does business as TightLies Tour, Lone Star Golf Tour and Cadillac Senior Series, firms engaged in the business of marketing and operating a professional sports golf tournament business.

The Company also issued warrants to purchase 100,000, 50,000, 50,000, 50,000, and 50,000 shares of common stock of the Company at prices of $0.12, $0.50, $0.75, $1.00, and $1.50, per share, through December 31, 2006, 2006, 2007, 2008, and 2009, respectively.

In 2006, 2007, and 2008, the Company will issue an additional $500,000 of additional shares of common stock per, year, upon TSG achieving certain financial milestones in each year.

In connection with the acquisition, the Company entered into employment agreements with two stockholders of TSG, requiring future minimum annual salaries of $205,000.

The acquisition was recorded on the purchase method of accounting by allocating the purchase price over the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the purchase price over the net amounts assigned to the assets acquired and the liabilities assumed was recorded as goodwill, as follows:

Cash	$31,018
Fixed assets	12,732
Goodwill	1,845,250
Accounts payable and accrued expenses	(42250)

$1,846,750

5. CONVERTIBLE NOTES PAYABLE

In July 2006, as amended, the Company entered into an agreement to borrow $1,500,000 from the existing convertible noteholders, payable July 31, 2009, including interest at 6%, per annum. Borrowings under the agreement are: (1) collateralized by certain intellectual property and equipment of the Company; (2) convertible into common stock at the value of the the common stock on the date converted, as defined; and (3) callable by the Company, if the shares are trading at less than $2.00, per share, as defined.

In addition, the Company will issue warrants to purchase 15,000,000 shares of the common stock of the Company, exercisable at $0.50, per share, through July 2013. The fair value was limited the amount of the debt and recorded as a discount of $ 1,500,000.

During the quarter ended September 30, 2006, the Company borrowed $1,500,000. The Company borrowed and additional $1,000,000 during the reporting period.

6. STOCKHOLDERS’ EQUITY

For the quarter ended September 30, 2006, the Company issued an aggregate of options to purchase 3,686,667 shares of common stock to consultants and employees in exchange for services, which were valued at $1,782,302. The options are exercisable between $0.14 and $2.00, per share, through December 31, 2008.

For the quarter ended September 30, 2006, options and warrants were exercised to purchase 2,416,667 shares of common stock in exchange for $390,540.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments consisted of: (a) the embedded conversion feature bifurcated from the September 2005 convertible note payable and (b) the warrants issued in connection with the September 2005 convertible notes payable. The Company uses the Black-Scholes option price model to value the embedded conversion and the detachable warrants that are recorded as derivative liability.

In valuing the embedded conversion feature and the detachable warrants, at the time they were issued and at quarterly thereafter, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the convertible debt feature or detachable warrants and the expected volatility of our common stock.

8. COMMITMENTS

Employment Agreement

On September 20, 2006, the Company entered into an employment agreement with a chief financial officer through September 2011, requiring an annual salary of $150,000, increasing to $180,000 after 90 days. In addition, the officer received options to acquire 200,000 shares of common stock exercisable at $.25, per share, through September 20, 2006, and 200,000 shares exercisable at $.50, per share, through December 31, 2007.

Television Agreement

In August 2006, the Company entered into an agreement for television production services, air time, air time acquisition, marketing and sales representation exchange for amounts for services provided. In addition, the company will purchase specific air time for the Trump Major Events in exchange for $357,000 in cash and $663,000 in common stock of the Company, per year for three years.

9. RESTATEMENT

The Company has corrected its accounting for derivatives financial instruments to confirm to the requirements of Statements of financial Accounting Standards No. 133 and emerging Issues Task force No. 00-19. Embedded conversion features that meet the definition of derivative financial issues have been bifurcated and from the host instrument and recorded as a liability at fair value. The effect of the restatement on the net loss for the nine months ended September 30, 2005 was to increase the loss by $5,901,700 and loss per share by $.65.

10. SUBSEQUENT EVENTS

Sponsorship

In October 2006, the Company entered into a strategic alliance with a travel company providing for:

•	The travel Company shall became a sponsor of USPGT through December 31, 2010, including the providing of prizes on the USPGT for a minimum of $250,000;

•	The Company will receive commissions on travel through the travel Company of 10%;

•	The Company purchased 2.5% of the travel company in exchange for $500,000 of advertising inventory and 200,000 shares of the common stock of the Company.

Financial Consulting Agreement

In October 2006, the Company entered into a financial services agreement in exchange for the sale of an aggregate of 2,100,000 shares of common stock of the Company for #315,000.

Secured Note Payable

On October 17, 2006, the Company entered into an a securities purchase agreement to sell an aggregate of secured term notes payable with a face amount of $1,375,000 and warrants to purchase 650,000 shares of common stock of the Company at a purchase price of $.909 per $1.00 of face amount. The notes are payable on April 17, 2007, with interest at the greater of 12% or prime plus 4%, per annum, payable monthly. In addition, the Company will be required to make payments against the note equal to 40% of collections of membership tour cars, memberships and entry fees. The agreement also provides for: (1) a guaranty of substantially all the assets of the Company, subordination of the convertible debt holders

The Company also issued warrants to acquire an aggregate of 162,500 and cash of $125,000 as fees to arrange the financing and reimbursed up to $20,000 of expenses of the lenders.

Each warrant is exercisable to purchase one share of common stock of the Company at the lesser of $1.01, per share, or $500. After April 17, 2011.

Litigation

In October 2006, the Company commenced an action against a former director/officer of NEPT and a company owned by the former director/officer for breach of fiduciary duty and unlawful conversion of NEPT’s assets and is seeking compensatory damages in excess of $458,000 other damages, return of compensation and costs and interest.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-QSB is forward-looking statements. Such forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as us “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

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

We have (1) successfully completed its full schedule of 11 tournaments of USPGT, including the first Trump Event, and all scheduled tournaments of NEPT; (2) commenced operations of its golf school and all support companies; (3) completed the acquisitions of Texas Sports Group, and Aren, Inc., including their golf tours; and (4) entered into major sponsorships and television agreements for a full a 2007 schedule of USPGT and our other player tours.

Liquidity

In 2005, to maintain our liquidity and pursue our business operations and potential acquisitions, we borrowed an aggregate of $2,000,000, as reported in Form 8-K filed September 27, 2005, and entered into an equity credit line $50,000,000, as amended ( as reported in Forms 8-K filed July 12, 2005, November 2, 2005 and November 18, 2005).

We entered into addition agreements to borrow an aggregate of $1,500,000 in July 2006 (as reported in Form 8-K filed August 8, 2006) and $1,250,000 in October 2006 (as reported in Form 8-K filed October 8, 2006) .

For the nine months ended September 30, 2006, we had net cash used in operating activities of $700,931 as compared to $31,191 for the period ended June 30, 2005, primarily as a result of the increase in consulting fee expense and resulting increase in net loss.

For the nine months ended September 30, 2006, we had net cash provided from investing activities of $294,255 as compared to net cash used in operating activities of $18,250 for the period ended September 30, 2005, primarily from the receipt of $515,216 from the acquisition of NEPT offset in part by the rescission payment of the Crowley acquisition of $75,000 and the purchase of fixed assets.

For the nine months ended September 30, 2006, we had net cash provided from financing activities of $1,737,729 as compared to $49,450, for the period ended September 30, 2005, primarily from the exercise of stock options in combination with proceeds from convertible notes payable.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires the Company to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Note 2 to the consolidated financial statements, included elsewhere in this report, and Note 2 to the consolidated financial statements, included in Form 10-KSB for the year ended December 31, 2006, include summaries of the significant accounting policies and methods used in the preparation of our financial statements. Management believes our critical accounting policies relate to revenue recognition, goodwill, stock-based compensation and derivative accounting.

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

The Company has no committed source of debt or equity capital. However, the Company believes that the merger with Telemark in April 2006 resulted in sufficient cash flow not to need any immediate sources of financing.

ITEM 3.

CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Internal Controls.

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13-d-15(e)( and 15d-15(e)). Based upon that evaluation and management’s assessment of the potential effects of the material weakness described below, our Chief Executive officer and Senior Vice President, Finance and Administration, concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Disclosure Controls and Internal Controls.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded, and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an “accelerated filer” (as defined in the Exchange Act) and is not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2006.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None through period ended September 30, 2006, except action commenced in February 2006 previously reported in the Company’s 10-KSB for year ended December 31, 2005 and for which we have retained counsel to proceed with steps necessary to become a plaintiff in this action.

In October 2006, the Company commenced an action against a former director/officer of NEPT and a company owned by the former director/officer for breach of fiduciary duty and unlawful conversion of NEPT’s assets and is seeking compensatory damages in excess of $458,000 other damages, return of compensation and costs and interest.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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
R. Thomas Kidd, President, Chief Executive Officer and Director

November 20, 2006